Form 10-Q
period 2021-03-31
Sensei Biotherapeutics, Inc.
filed 2021-05-13
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39980

Sensei Biotherapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1863385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 Research Blvd, Suite 125 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 243-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SNSE	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of May 7, 2021 was 30,588,495.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$169,418	$16,596
Deferred offering costs	—	2,105
Prepaid expenses	3,307	1,375
Other current assets	60	—
Total current assets	172,785	20,076
Property and equipment, net	1,655	1,266
Deposits	36	86
Total assets	$174,476	$21,428
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,002	$3,882
Other liabilities	473	948
Total current liabilities	2,475	4,830
Debt	567	567
Other non-current liabilities	182	138
Total liabilities	3,224	5,535
Commitments and contingencies (Note 7)
Convertible preferred stock (Series AA) (Note 8)	—	61,411
Convertible preferred stock (Series BB) (Note 8)	—	10,925
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,230,000,000 shares authorized as of March 31, 2021, 30,588,495 shares and 1,875,422 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	291,633	55,969
Accumulated deficit	(120,384)	(112,412)
Total stockholders’ equity (deficit)	171,252	(56,443)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$174,476	$21,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$3,365	$2,195
General and administrative	4,604	1,908
Total operating expenses	7,969	4,103
Loss from operations	(7,969)	(4,103)
Other expense:
Interest expense, including $0 and $645 with related parties in the three months ended March 31, 2021 and 2020, respectively	(3)	(1,629)
Fair value adjustments on embedded debt derivatives, including $0 and $575 with related parties in the three months ended March 31, 2021 and 2020, respectively	—	995
Gain on debt extinguishment	—	45
Net loss	(7,972)	(4,692)
Cumulative dividends on convertible preferred stock	—	(104)
Net loss attributable to common stockholders	$(7,972)	$(4,796)
Net loss per common share, basic and diluted	$(0.42)	$(4.00)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	18,904,853	1,199,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock (Series A-F)		Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	15,257,663	$47,545	—	$—	—	$—	369,491	$—	$23,650	$(92,312)	$(68,662)
Stock-based compensation expense	—	—	—	—	—	—	—	—	194	—	194
Conversion of series A, B, C, D, E, F preferred stock into common stock	(15,257,663)	(47,545)	—	—	—	—	627,871	—	47,545	—	47,545
Conversion of common stock into series AA preferred stock	—	—	210,310,025	17,274	—	—	(148,732)	—	(17,274)	—	(17,274)
Preferred stock issued in exchange for note redemption	—	—	188,173,050	15,456	—	—	—	—	—	—	—
Issuance of series AA preferred stock	—	—	128,655,262	10,567	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	634,118	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,692)	(4,692)
Balance at March 31, 2020	—	$—	527,138,337	$43,297	—	$—	1,482,748	$—	$54,115	$(97,004)	$(42,889)

Balance at December 31, 2020	—	$—	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,349	—	1,349
Issuance of series BB preferred stock	—	—	—	—	113,275,902	23,491	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	—	—	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	95,828
Issuance of common stock upon closing of the initial public offering, net of issuance costs	—	—	—	—	—	—	8,030,295	1	138,488	—	138,489
Exercise of common stock warrants	—	—	—	—	—	—	1,648,709	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(7,972)	(7,972)
Balance at March 31, 2021	—	$—	—	$—	—	$—	30,588,495	$3	$291,633	$(120,384)	$171,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(7,972)	$(4,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,349	194
Depreciation and amortization	98	23
Accretion on debt	—	1,578
Fair value adjustments on embedded debt derivatives	—	(995)
Interest on capital lease	3	3
Gain on debt extinguishment	—	(45)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,992)	(834)
Deposits	50	(36)
Accounts payable and accrued liabilities	(1,880)	(1,104)
Accrued interest	—	50
Other liabilities	(423)	(602)
Net cash used in operating activities	(10,767)	(6,460)
Investing activities
Purchases of property and equipment	(487)	(52)
Net cash used in investing activities	(487)	(52)
Financing activities
Proceeds from the exercise of common stock warrants and options	1	—
Capital lease payments	(10)	(10)
Proceeds on the issuance of series AA convertible preferred stock	—	10,567
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	140,594	—
Proceeds on the issuance of series BB convertible preferred stock	23,491	—
Net cash provided by financing activities	164,076	10,557
Net increase in cash and cash equivalents	152,822	4,045
Cash and cash equivalents at beginning of period	16,596	251
Cash and cash equivalents at end of period	$169,418	$4,296
Supplemental disclosure of noncash financing and investing information:
Property and equipment additions included in accounts payable and accrued liabilities	$15	$5
Issuance costs included in accounts payable and accrued liabilities	$534	$—
Interest on financing	$3	$3
Conversion of series A, B, C, D, E, F convertible preferred stock into common stock	$—	$47,545
Conversion of series AA and BB convertible preferred stock into common stock	$95,828	$—
Conversion of common stock into series AA convertible preferred stock	$—	$17,274
Convertible preferred stock issued in exchange for note redemption	$—	$15,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

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

Since its inception, the Company has incurred substantial losses and had a net loss of $8.0 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $120.4 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

In February 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 8,030,295 shares of its common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received $138.5 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

The Company expects that its cash and cash equivalents as of March 31, 2021 of $169.4 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”). The condensed consolidated financial statements include those accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

Unaudited interim financial information

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these condensed consolidated financial statements, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, depreciation of equipment, the Company’s enterprise value, fair value of financial instruments, the Company’s ability to continue as a going concern and contingencies. Actual results may differ from those estimates.

Recently Issued Accounting Standards Updates

In February 2016, the FASB issued Accounting Standards Updates (“ASU”) No. 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related to all leases, including operating leases on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU No. 2016-02 on the condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU No. 2018-13 on January 1, 2020 and it did not have a material effect on the condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted ASU No. 2019-12 on January 1, 2020 and it did not have a material effect on the condensed consolidated financial statements and related disclosures.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Office equipment and furniture	$121	$94
Research equipment	2,227	1,767
Total property and equipment	2,348	1,861
Less accumulated depreciation and amortization	(693)	(595)
Property and equipment, net	$1,655	$1,266

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $98 thousand and $23 thousand, respectively.

4. Other current liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Compensation and benefits	$440	$916
Other	33	32
Total other current liabilities	$473	$948

5. Debt

In May 2020, the Company received $567 thousand in loan funding from the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Flexibility Act, and administered by the Small Business Administration. The unsecured loan (the “PPP Loan”) is with Silicon Valley Bank.

Under the terms of the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. To the extent the PPP Loan amount is not forgiven under the PPP Loan, the Company is obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by the lender. If the Company applies for forgiveness before August 2021 and forgiveness is not granted, principal and interest payments will be required beginning in May 2022. If the Company does not apply for loan forgiveness by August 2021, principal and interest will be required beginning in August 2021.

6. FAIR VALUE MEASUREMENTS

The Company did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

The Company’s embedded debt derivatives during 2020 are measured at fair value using a probability-weighted discounted cash flow valuation methodology. The determination of the fair value of embedded debt derivatives includes inputs not observable in the market and as such, represents a Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, including probabilities of debt settlement scenarios and a discount rate. This approach results in the classification of these embedded debt derivatives as Level 3 of the fair value hierarchy.

The assumptions utilized to value the embedded debt derivatives during the three months ended March 31, 2020 prior to the settlement of such instruments included the actual outcome of the underling debt host contract, whether it was settled on a qualified financing prior to the contractual maturity date or settlement at the contractual maturity date. For the three months ended March 31, 2020, the Company recognized $1.0 million of income in the condensed consolidated statement of operations as other income—fair value adjustments on embedded debt derivatives.

The following table provides a reconciliation of embedded debt derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2019	$3,920
Change in fair value	(995)
Settlement	(2,925)
Balance at March 31, 2020	$—

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2020.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

As of March 31, 2021, the Company leases office facilities and other equipment under operating leases, which expire at various dates through 2027. Lease expense for the three months ended March 31, 2021 and 2020 was $234 thousand and $304 thousand, respectively.

 The following table presents the future annual minimum payments required under noncancellable operating leases at March 31, 2021 (in thousands):

Remainder of 2021	$796
2022	1,192
2023	1,201
2024	1,223
2025	1,259
2026	657
2027	59
Total operating lease obligations	$6,387

As of March 31, 2021, the Company has letters of credit agreements outstanding totaling $515 thousand as security for office facility operating leases.

Capital Lease

The Company leases research equipment under a capital finance lease. The capital lease asset is classified within property and equipment, net within the Company’s condensed consolidated balance sheets.

The following table presents the future annual minimum payments under the capitalized lease, together with the present value of net minimum lease payments at March 31, 2021 (in thousands):

Remainder of 2021	$31
2022	41
2023	41
2024	14
Total capital lease obligations	127
Less amount representing interest	(16)
Present value of minimum capital lease obligations	$111

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

Coronavirus pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in 2021.

8. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Series BB Convertible Preferred Stock Issuance

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

Upon closing of the IPO on February 8, 2021, all of the Company’s outstanding preferred stock converted into an aggregate of 19,034,069 shares of common stock.

On February 8, 2021, in connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware. The Amended Certificate, among other things: (i) authorized 250,000,000 shares of common stock; (ii) eliminated all references to the previously existing series of preferred stock; and (iii) authorized 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series.

Common Stock Warrants

The following is a summary of the common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the three months ended March 31, 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	412,262	$9.60	6.71	$1,380
Granted	1,648,709	$0.01
Exercised	(1,648,709)	$(0.01)
Expired	—	$—
Outstanding at March 31, 2021	412,262	$9.60	6.47	$4,122

9. STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”), provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2018 Plan.

2021 Stock Option and Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021, and the Company’s stockholders on January 28, 2021 and became effective on the execution of the underwriting agreement related to the IPO. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021, and became effective on the execution of the underwriting agreement related to the IPO. A total of 333,333 shares of common stock were initially reserved for issuance under this plan, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year, or the Evergreen Measurement Date; provided, that the number of shares added to the share reserve will be reduced automatically to the extent necessary to avoid causing the share reserve to exceed a number of shares equal to 1.0% of the shares of common stock outstanding on the applicable Evergreen Measurement Date and the board of directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of the Company’s common stock than would otherwise occur.

Stock Options

During 2021, the Company granted options to purchase shares of common stock to employees, consultants, and nonexecutive directors pursuant to the 2018 Plan and 2021 Plan, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the grant dates at a weighted average fair value of $13.84.

The following is a summary of the stock option award activity during the three months ended March 31, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,947,123	$5.70	9.56	$10,284
Granted	1,253,825	$18.06
Exercised	—	$—
Forfeited	(43,749)	$(6.00)
Expired	—	$—
Outstanding at March 31, 2021	3,157,199	$10.60	9.50	$23,557
Exercisable at March 31, 2021	446,771	$15.70	9.04	$5,096
Options expected to vest as of March 31, 2021	2,710,428	$9.76	9.62	$18,461

The total fair value of options vested during the three months ended March 31, 2021 was $1.1 million.

At March 31, 2021, there was approximately $21.4 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 3.55 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the three months ended March 31, 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	57,212	$7.62	3.64	$98
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at March 31, 2021	57,212	$7.62	3.39	$495

As of March 31, 2021 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the three months ended March 31, 2021 and 2020, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Three Months Ended
March 31, 2021
Volatility	91.5%-98.04%
Expected life (years)	5.52-6.08
Risk-free interest rate	0.5%–1.0%
Dividend rate	—%

•	Volatility—The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the expected term.
•	Expected life—The expected life is estimated as the contractual term.

•	Risk-free interest rate—The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant.
•	Dividend rate—The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$509	$51
General and administrative	840	143
Total stock-based compensation expense	$1,349	$194

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended March 31, 2021 and 2020, the Company accrued expense of $29 thousand and $26 thousand, respectively.

11. RELATED-PARTY TRANSACTIONS

Debt

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

12. INCOME TAXES

          The Company recorded no provision for income taxes for the three months ended March 31, 2021 and 2020.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(7,972)	$(4,692)
Cumulative dividends on convertible preferred stock	—	(104)
Net loss attributable to common stockholders	$(7,972)	$(4,796)
Net loss per share—basic and diluted	$(0.42)	$(4.00)
Weighted-average number of shares used in computing net loss per share—basic and diluted	18,904,853	1,199,550

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock	—	527,138,337
Stock options to purchase common stock	3,157,199	1,947,123
Warrants issued to employees and contractor to purchase common stock	57,212	57,420
Warrants issued related to convertible notes and other equity agreements	412,262	22,937

14. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of filing of the unaudited condensed financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue,” “ongoing” or similar expressions, or the negative of such words, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K, in each case under the caption “Risk Factors,” and in our other filings with the Securities and Exchange Commission, or SEC. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Overview

We are developing a pipeline of medicines designed to fulfill the substantial potential of the immune system to defeat cancer and other diseases. We are utilizing two unique approaches.  The first is our ImmunoPhage™ platform, which is a powerful, self-adjuvanted and highly differentiated immunotherapy approach that is designed to utilize bacteriophage to induce a robust, focused and coordinated innate and adaptive immune response. We are engineering our ImmunoPhage product candidates to directly target antigen presenting cells, or APCs. We believe our ImmunoPhage platform has the potential to deliver on the promise of personalized, off-the-shelf product candidates tailored to a patient’s specific tumor. The versatility of our ImmunoPhage platform allows us to design product candidates in a modular fashion, based on a cocktail of common and patient-specific antigens built from our proprietary library of ImmunoPhages, which we refer to as Phortress. We are currently conducting a 60-patient Phase 1/2 clinical trial of our most advanced product candidate, SNS-301, in combination with the PD-1 inhibitor pembrolizumab, as a potential treatment for squamous cell carcinoma of the head and neck (SCCHN). As of March 9, 2021, 17 patients were enrolled in the trial. As of December 10, 2020, we had evaluated ten for safety and ten patients for efficacy.  Treatment with SNS-301 was generally well tolerated. We  observed disease control in seven of the patients evaluable for efficacy, including one patient with a partial response (PR), and two patients who have achieved longstanding stable disease (SD) for greater than 36 weeks following treatment. We anticipate reporting a substantial subset of data from this trial by the end of 2021. If the results of this trial are positive, we intend to discuss with the FDA the design of a randomized, registration-enabling trial for SNS-301. The second approach is our monoclonal antibody (mAb) and nanobody platform, which is comprised of human monoclonal antibodies and alpaca derived nanobodies selectively active in the tumor microenvironment. Through the targeted use of this platform, we believe we can further enhance therapeutic activity.

We are leveraging the insights from our experience with SNS-301 to expand our development pipeline to include SNS-401 for the treatment of merkel cell carcinoma (MCC) and a human mAb program targeting the novel immune checkpoint VISTA. Since our inception, we have devoted the majority of our efforts and financial resources to research and development activities related to our ImmunoPhage platform and our most advanced product candidate SNS-301, including raising capital, protecting our intellectual property portfolio and conducting preclinical studies and clinical trials. As our pipeline advances, we are dedicating more of our spend toward mAb and nanobody programs, including increased spend related to lead generation activities of our SNS-VISTA product candidate. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. We have largely funded our operations with proceeds from the sale of convertible preferred stock, common stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our initial public offering, or IPO, in February 2021.

We have incurred significant operating losses over the last several years. Our net loss was $8.0 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $120.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete our Phase 1/2 clinical trial of SNS-301 and continue clinical development of SNS-301;
•	prepare to file INDs and then initiate clinical development of additional product candidates, including SNS-VISTA from our mAb program, and SNS-401 from our ImmunoPhage platform.

•	continue the research and development of our other product candidates;
•	invest in our ImmunoPhage platform;
•	seek to discover and develop additional product candidates or acquire or in-license drugs, product candidates or technologies;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	manufacture our product candidates or otherwise secure the clinical and commercial supply of our product candidates;
•	hire additional research and development and selling, general and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional costs associated with operating as a public company.

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

Recent Security Issuances

From December 2020 through January 2021, we issued and sold 165,956,208 shares of our Series BB convertible preferred stock at a purchase price of $0.207383 per share for aggregate gross proceeds of $34.4 million, of which approximately $23.5 million was received in January 2021.

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

Other Expense

Our other expense consists of changes in the fair value of our derivative liability related to an embedded derivative on certain convertible debt, gain on debt extinguishments and interest expense.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

 Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$3,365	$2,195	$1,170
General and administrative	4,604	1,908	2,696
Total operating expenses	7,969	4,103	3,866
Loss from operations	(7,969)	(4,103)	(3,866)
Total other expense	(3)	(589)	586
Net loss	$(7,972)	$(4,692)	$(3,280)

Research and Development Expenses

Research and development expenses were $3.4 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020. The increase of $1.2 million was primarily attributable to increased headcount to support our research, development, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended March 31, 2021, compared to $1.9 million for the three months ended March 31, 2020. The increase of $2.7 million was primarily attributable to increased personnel costs, including stock-based compensation, to support our business, as well as increased professional service fees and directors and officers insurance costs.

Other Expense

Other expense decreased $0.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, which was  primarily attributable to fair value adjustments of embedded derivative liabilities associated with certain convertible debt, as well as lower interest expense on debt due to the redemption of convertible debt in 2020.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our initial public offering, or IPO, in February 2021. Our net loss was $8.0 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $120.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

As of March 31, 2021, we had cash and cash equivalents of $169.4 million. From December 2020 to January 2021, we issued and sold 165,956,208 shares of Series BB convertible preferred stock to a group of investors, in exchange for $34.4 million of new gross proceeds, of which approximately $23.5 million was received in January 2021. In February 2021, we issued an aggregate of 8,030,295 shares of common stock in our initial public offering at a price to the public of $19.00 per share, for aggregate gross proceeds of $152.6 million.  We paid underwriting discounts and commissions of $10.7 million, and we also incurred expenses of $3.4 million in connection with the offering.  As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $138.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(10,767)	$(6,460)
Net cash used in investing activities	(487)	(52)
Net cash provided by financing activities	164,076	10,557
Net increase in cash and cash equivalents	$152,822	$4,045

Operating Activities

During the three months ended March 31, 2021, our operating activities used $10.8 million of cash, primarily resulting from our net loss. During the three months ended March 31, 2020, our operating activities used $6.5 million of cash, primarily resulting from our net loss. The increase in net cash used in operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is attributed to the increase in net loss.

Investing Activities

During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $0.5 million and $0.1 million, respectively, and related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $164.1 million, primarily from the net proceeds from the issuance of common stock as part of our IPO, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the IPO. During the three months ended March 31, 2020, net cash provided by financing activities was $10.6 million primarily from the issuance of Series AA convertible preferred stock.

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

We intend to complete the implementation of our remediation plan during the remainder of 2021. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness.

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

We, and our independent registered public accounting firm, were not required to report on our evaluation of the Company’s internal control over financial reporting as of March 31, 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.  During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2021.

Recent Accounting Pronouncements

See note 2 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements. Other than as disclosed in our financial statements, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance and Administration, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, and due to the material weaknesses described elsewhere in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Chief Executive Officer and Senior Vice President of Finance and Administration concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 30, 2021. There have been no material changes to the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits, Financial Statement Schedules.

(3)	Exhibits

Exhibit Number	Description
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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

*	Filed herewith.
**

This certification is being furnished solely to accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sensei Biotherapeutics, Inc.

Date:	May 13, 2021	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer