Form 10-Q
period 2021-06-30
Sensei Biotherapeutics, Inc.
filed 2021-08-11
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2021 was 30,588,495.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$15,599	$16,596
Marketable securities	146,899	—
Deferred offering costs	—	2,105
Prepaid expenses	2,643	1,375
Other current assets	472	—
Total current assets	165,613	20,076
Property and equipment, net	2,111	1,266
Deposits	-	86
Total assets	$167,724	$21,428
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,828	$3,882
Other liabilities	1,095	948
Total current liabilities	3,923	4,830
Debt	567	567
Other non-current liabilities	109	138
Total liabilities	4,599	5,535
Commitments and contingencies (Note 8)
Convertible preferred stock (Series AA) (Note 9)	—	61,411
Convertible preferred stock (Series BB) (Note 9)	—	10,925
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,230,000,000 shares authorized as of June 30, 2021, 30,588,495 shares and 1,875,422 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	293,378	55,969
Accumulated deficit	(130,155)	(112,412)
Accumulated other comprehensive loss	(101)	—
Total stockholders’ equity (deficit)	163,125	(56,443)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$167,724	$21,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,898	$2,858	$9,263	$5,053
General and administrative	3,886	1,311	8,490	3,219
Alvaxa IPR&D	—	738	—	738
Total operating expenses	9,784	4,907	17,753	9,010
Loss from operations	(9,784)	(4,907)	(17,753)	(9,010)
Other income (expense):
Interest income	188	—	188	—
Interest expense, including $0 and $645 with related parties in the three months and six months ended June 30, 2021 and 2020, respectively	(147)	(3)	(150)	(1,632)
Fair value adjustments on embedded debt derivatives, including $0 and $575 with related parties in the three months and six months ended June 30, 2021 and 2020, respectively	—	—	—	995
Loss on fixed asset disposition	(28)	—	(28)	—
Gain on debt extinguishment	—	—	—	45
Net loss	(9,771)	(4,910)	(17,743)	(9,602)
Cumulative dividends on convertible preferred stock	—	—	—	(104)
Net loss attributable to common stockholders	$(9,771)	$(4,910)	$(17,743)	$(9,706)
Net loss per common share, basic and diluted	$(0.32)	$(3.02)	$(0.72)	$(6.87)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,588,495	1,625,011	24,778,949	1,413,062
Comprehensive loss:
Net loss	$(9,771)	$(4,910)	$(17,743)	$(9,602)
Other comprehensive items:
Unrealized loss on marketable securities	(101)	—	(101)	—
Total other comprehensive loss	(101)	—	(101)	—
Total comprehensive loss	$(9,872)	$(4,910)	$(17,844)	$(9,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock (Series A-F)		Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Amount	Equity (Deficit)
Balance at December 31, 2019	15,257,663	$47,545	—	$—	—	$—	369,491	$—	$23,650	$(92,312)	$—	$(68,662)
Stock-based compensation expense	—	—	—	—	—	—	—	—	194	—	—	194
Conversion of series A,B,C,D,E,F preferred stock into common stock	(15,257,663)	(47,545)	—	—	—	—	627,871	—	47,545	—	—	47,545
Conversion of common stock into series AA preferred stock	—	—	210,310,025	17,274	—	—	(148,732)	—	(17,274)	—	—	(17,274)
Preferred stock issued in exchange for note redemption	—	—	188,173,050	15,456	—	—	—	—	—	—	—	—
Issuance of series AA preferred stock	—	—	128,655,262	10,567	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	634,118	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,692)	—	(4,692)
Balance at March 31, 2020	—	$—	527,138,337	$43,297	—	$—	1,482,748	$—	$54,115	$(97,004)	$—	$(42,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	163	—	—	163
Issuance of common stock related to Alvaxa acquisition	—	—	—	—	—	—	304,376	—	541	—	—	541
Net loss	—	—	—	—	—	—	—	—	—	(4,910)	—	(4,910)
Balance at June 30, 2020	—	$—	527,138,337	$43,297	—	$—	1,787,124	$—	$54,819	$(101,914)	$—	$(47,095)

Balance at December 31, 2020	—	$—	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$—	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,349	—	—	1,349
Issuance of series BB preferred stock	—	—	—	—	113,275,902	23,491	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	—	—	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	—	95,828
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	8,030,295	1	138,488	—	—	138,489
Issuance of common stock warrants	—	—	—	—	—	—	1,648,709	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	(7,972)	—	(7,972)
Balance at March 31, 2021	—	$—	—	$—	—	$—	30,588,495	$3	$291,633	$(120,384)	$—	$171,252
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,745	—	—	1,745
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(101)	(101)
Net loss	—	—	—	—	—	—	—	—	—	(9,771)	—	(9,771)
Balance at June 30, 2021	—	$—	—	$—	—	$—	30,588,495	$3	$293,379	$(130,155)	$(101)	$163,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(17,743)	$(9,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,095	357
Depreciation and amortization	220	75
Accretion on debt	-	1,578
Accretion on marketable securities	145	-
Fair value adjustments on embedded debt derivatives	-	(995)
Interest on capital lease	5	6
Issuance of common stock for Alvaxa acquisition	-	541
Loss on fixed asset disposition	28	-
Gain on debt extinguishment	-	(45)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,740)	(829)
Deposits	86	(36)
Accounts payable and accrued liabilities	(1,148)	47
Accrued interest	-	50
Other liabilities	238	(374)
Net cash used in operating activities	(16,814)	(9,227)
Investing activities
Purchases of property and equipment	(1,103)	(54)
Purchases of short-term investments	(147,145)	-
Alvaxa IPR&D acquisition	-	(197)
Net cash used in investing activities	(148,248)	(251)
Financing activities
Proceeds from the PPP loan	-	567
Proceeds from the exercise of common stock warrants and options	1	-
Capital lease payments	(21)	(21)
Proceeds on the issuance of series AA convertible preferred stock	-	10,567
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	140,594	-
Proceeds on the issuance of series BB convertible preferred stock	23,491	-
Net cash provided by financing activities	164,065	11,113
Net (decrease) increase in cash and cash equivalents	(997)	1,635
Cash and cash equivalents at beginning of period	16,596	251
Cash and cash equivalents at end of period	$15,599	$1,886
Supplemental disclosure of noncash financing and investing information:
Property and equipment additions included in accounts payable and accrued liabilities	$56	$777
Issuance costs included in accounts payable and accrued liabilities	$534	$—
Interest on financing	$5	$6
Conversion of series A, B, C, D, E, F convertible preferred stock into common stock	$—	$47,545
Conversion of series AA and BB convertible preferred stock into common stock	$95,826	$—
Conversion of common stock into series AA convertible preferred stock	$—	$17,274
Convertible preferred stock issued in exchange for note redemption	$—	$15,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”) is a biopharmaceutical company that was incorporated in 1999 as a Maryland corporation until incorporated in Delaware on December 1, 2017. The Company is engaged in the discovery development and delivery of next generation immunotherapies with an initial focus on treatments for cancer.

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Since its inception, the Company has incurred substantial losses and had a net loss of $17.7 million for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $130.2 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

In February 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 8,030,295 shares of its common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received $138.5 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

The Company expects that its cash, cash equivalents and marketable securities, as of June 30, 2021 of $162.5 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At June 30, 2021, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

Marketable securities

Investments consist of marketable securities with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value (level 2). Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense). Realized gains or losses on debt securities are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive income (loss).

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$59,955	$3	$(8)	$59,950
Corporate bonds	86,045	-	(91)	85,954
U.S. Government agencies	1,000	-	(5)	995
Total	$147,000	$3	$(104)	$146,899

As of June 30, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $65.4 million that had maturities of one to three years.

As of June 30, 2021, $91 thousand and $13 thousand of unrealized losses are associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2021.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Office equipment and furniture	$385	$94
Research equipment	2,470	1,767
Total property and equipment	2,855	1,861
Less accumulated depreciation and amortization	(744)	(595)
Property and equipment, net	$2,111	$1,266

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $122 thousand and $52 thousand, respectively, and for the six months ended June 30, 2021 and 2020 was $220 thousand and $75 thousand, respectively.

5. Other current liabilities

Other current liabilities consist of the following (in thousands):

	June 31, 2021	December 31, 2020
Compensation and benefits	$1,095	$916
Other	-	32
Total other current liabilities	$1,095	$948

6. Debt

In May 2020, the Company received $567 thousand in loan funding from the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Flexibility Act, and administered by the Small Business Administration. The unsecured loan (the “PPP Loan”) is with Silicon Valley Bank.

Under the terms of the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. The Company has applied for forgiveness and the application is currently under review.  To the extent the PPP Loan amount is not forgiven the Company will make equal monthly payments of principal and interest, beginning after determination of forgiveness by the lender.

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$13,868	$-	$-	$13,868
Investments:
Commercial paper	-	59,950	-	59,950
Corporate bonds	-	85,954	-	85,954
U.S. Government agencies	-	995	-	995
Total	$13,868	$146,899	$-	$160,767

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

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

The assumptions utilized to value the embedded debt derivatives during the six months ended June 30, 2020 prior to the settlement of such instruments included the actual outcome of the underling debt host contract, whether it was settled on a qualified financing prior to the contractual maturity date or settlement at the contractual maturity date. For the six months ended June 30, 2020, the Company recognized $1.0 million of income in the condensed consolidated statement of operations as other income—fair value adjustments on embedded debt derivatives. The fair value of the embedded debt derivate was zero as of June 30,  2020.

The following table provides a reconciliation of embedded debt derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2019	$3,920
Change in fair value	(995)
Settlement	(2,925)
Balance at June 30, 2020	$—

There were no transfers among Level 1, Level 2 or Level 3 categories in the three or six months ended June 30, 2021 or June 30, 2020.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease

As of June 30, 2021, the Company leases office facilities and other equipment under operating leases, which expire at various dates through 2027. Lease expense for the three months ended June 30, 2021 and 2020 was $272 thousand and $356 thousand, respectively, and for the six months ended June 30, 2021 and 2020 was $506 thousand and $660 thousand, respectively.

The following table presents the future annual minimum payments required under noncancellable operating leases at June 30, 2021 (in thousands):

Remainder of 2021	$680
2022	1,584
2023	1,605
2024	1,640
2025	1,688
2026	1,414
2027	59
Total operating lease obligations	$8,670

As of June 30, 2021, the Company has letters of credit agreements outstanding totaling $678 thousand as security for office facility operating leases.

Capital Lease

In June 2021 the Company terminated its leases for research equipment.

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

9. Equity

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

Common Stock Warrants

The following is a summary of the common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the six months ended June 30, 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	412,262	$9.60	6.71	$1,380
Granted	1,648,709	$0.01
Exercised	(1,648,709)	$(0.01)
Expired	—
Outstanding at June 30, 2021	412,262	$9.60	6.22	$2,265

10. STOCK-BASED COMPENSATION

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

Stock Options

During 2021, the Company granted options to purchase shares of common stock to employees, consultants, and nonexecutive directors pursuant to the 2018 Plan and 2021 Plan, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the grant dates at a weighted average fair value of $12.95.

The following is a summary of the stock option award activity during the six months ended June 30, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,947,123	$5.70	9.56	$10,284
Granted	1,529,492	$16.97
Exercised	—	$—
Forfeited	(262,498)	$(6.13)
Expired	—	$—
Outstanding at June 30, 2021	3,214,117	$11.02	9.29	$13,648
Exercisable at June 30, 2021	607,865	$12.66	8.88	$4,490
Options expected to vest as of June 30, 2021	2,606,252	$10.64	9.43	$9,158

The total fair value of options vested during the six months ended June 30, 2021 was $1.7 million.

At June 30, 2021, there was approximately $21.0 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 3.36 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the six months ended June 30, 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	57,212	$7.62	3.64	$98
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at June 30, 2021	57,212	$7.62	3.14	$226

As of June 30, 2021 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the six months ended June 30, 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Six Months Ended June 30,
2021
Volatility	90.55%-98.04%
Expected life (years)	5.52-6.08
Risk-free interest rate	0.5%–1.1%
Dividend rate	—%

•	Volatility—The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the expected term.
•	Expected life—The expected life is estimated as the contractual term.
•	Risk-free interest rate—The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant.
•	Dividend rate—The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$639	$51	$1,148	$102
General and administrative	1,106	112	1,946	255
Total stock-based compensation expense	$1,745	$163	$3,094	$357

11. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended June 30, 2021 and 2020, the Company accrued expense of $76 thousand and $26 thousand, respectively. During the six months ended June 30, 2021 and 2020, the Company accrued expenses of $105 thousand and $52 thousand, respectively.

12. RELATED-PARTY TRANSACTIONS

Debt

During March 2020, a principal owner of the Company purchased the 2019 Special Note directly from the original holder.

Consulting Agreement

During 2020, the Company entered into an agreement with a principal owner of the Company to provide consulting services to the Company in exchange for $1,500 thousand. Under the terms of the agreement, the Company recorded expense of $1,125 thousand in 2020, with the $1,500 thousand payment made in January 2021. The contract was completed and the remaining balance of $375 thousand under the agreement was recorded as an expense in January 2021.

13. INCOME TAXES

The Company recorded no provision for income taxes for the three and six months ended June 30, 2021 and 2020.

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

14. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(9,771)	$(4,910)	$(17,743)	$(9,602)
Cumulative dividends on convertible preferred stock	—	—	—	(104)
Net loss attributable to common stockholders	$(9,771)	$(4,910)	$(17,743)	$(9,706)
Net loss per share—basic and diluted	$(0.32)	$(3.02)	$(0.72)	$(6.87)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,588,495	1,625,011	24,778,949	1,413,062

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Six Months Ended
	2021	2020
Convertible preferred stock	—	527,138,337
Stock options to purchase common stock	3,214,117	77,604
Warrants issued to employees and contractor to purchase common stock	57,212	57,420
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

15. SUBSEQUENT EVENTS

On August 6, 2021, the Small Business Administration (“SBA”) approved the forgiveness for the full amount of the PPP Loan disclosed in Note 6, which included principal of $567 thousand, plus interest.

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

Overview

We are developing a pipeline of medicines designed to fulfill the substantial potential of the immune system to defeat cancer and other diseases. Our research investment today is directed toward two immuno-oncology platforms, (i) our ImmunoPhage™ platform and Phortress™ library and (ii) our Tumor Microenvironment Antibody biologics, or TMAb platform:

ImmunoPhage platform and Phortress Library.

Our proprietary ImmunoPhage platform is a powerful, self-adjuvanted and highly differentiated immunotherapy. We use inactivated bacteriophage virus, which is ubiquitous and has the potential to induce a robust, focused and coordinated innate and adaptive immune response. In addition, as part of this platform, we are creating an expanding library of pre-manufactured immunophages, which we refer to as our Phortress library. The versatility of our ImmunoPhage platform allows us to design product candidates in a modular, off-the-shelf fashion based on a cocktail of common and patient-specific antigens built from the Phortress library.

Our ImmunoPhage platform is designed to deliver three distinct technological advantages over existing platforms: 1) the use of bacteriophage to deliver a highly immunogenic vaccine strategy; 2) gene transfer technology for exquisite targeting of antigen presenting cells, or APCs; and 3) speed-to-treatment capabilities via the Phortress library.

ImmunoPhage product candidate: SNS-401-NG

SNS-401-NG, our multi-antigenic personalized ImmunoPhage candidate, is being developed in collaboration with the University of Washington. SNS-401-NG is being designed on an improved and proprietary bacteriophage construct based on learnings from our first-generation product candidate, SNS-301, which we discontinued development of in June 2021. We intend to initiate IND-enabling studies for this product candidate in the second half of 2022. We intend to initially develop SNS-401-NG for the treatment of Merkel Cell Carcinoma or MCC, an aggressive form of skin cancer commonly driven by the Merkel Cell Polyoma Virus. If clinical proof of concept is achieved, we plan to evaluate a broader basket study in patients with head and neck cancer, lung cancer, melanoma, and triple negative breast cancer based on the prevalence of Phortress antigens.

TMAb platform

Our TMAb platform is comprised of human monoclonal antibodies and alpaca-derived nanobodies selectively active in the tumor microenvironment. We are initially focusing our research for this platform on an immune checkpoint regulator V-set Immunoglobulin Domain Ig Suppressor of T cell activation, or VISTA, which may play a role in both intrinsic and acquired PD-1/PD-L1 resistance, and V-Set And Immunoglobulin Domain Containing 4, or VSIG4, a potent inhibitor of T cell activity, often overexpressed on macrophages within the tumor microenvironment. Through the targeted use of this platform, we believe we can further enhance activity of cancer therapies either as a monotherapy or synergistic with PD-1/PD-L1 inhibition.

TMAb platform product candidates: SNS-VISTA and VSIG4 program

SNS-VISTA has been designed to selectively target pH-sensitive antibodies that bind only at the tumor site, as opposed to at the physiological site. Antibodies that bind at the physiological site in the tumor may encounter a “sink”, which may prevent effective binding and lead to toxicities.

We have identified a set of fully-human, highly selective pH-dependent anti-VISTA antibodies, which we are evaluating preclinically.  In August 2021, we announced early in vivo data.  In a human VISTA knock-in mouse model, these parental antibodies significantly enhanced ani-tumor responses in combination with PD-1 blockade compared to treatment with PD-1 blockade alone.

We plan to present preclinical data from the SNS-VISTA program at a scientific conference in 2021 and to initiate IND-enabling studies by the end of 2021.

VSIG4 is a B7-family related protein and a potent inhibitor of T cell activity, often overexpressed on macrophages within the tumor microenvironment. VSIG4 may play a role in enforcing the immunosuppressive program in macrophage-rich tumors. Inhibition of VSIG4 activity could also enhance T cell-mediated anti-tumor immune responses. We anticipate the selection of a product candidate from this program in 2023.

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

We have incurred significant operating losses over the last several years. Our net loss was $17.7 million and $9.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $130.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•prepare to submit INDs and then initiate clinical development of product candidates, including SNS-VISTA, VSIG4 and SNS-401-NG.

•continue the research and development of our other product candidates;

•invest in our ImmunoPhage and TMAb platforms;

•seek to discover and develop additional product candidates or acquire or in-license drugs, product candidates or technologies;

•seek regulatory approvals for any product candidates that successfully complete clinical trials;

•ultimately establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•manufacture our product candidates or otherwise secure the clinical and commercial supply of our product candidates;

•hire additional research and development and selling, general and administrative personnel;

•maintain, expand and protect our intellectual property portfolio; and

•incur additional costs associated with operating as a public company.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses and negative cash flows for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product

Recent Security Issuances

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

Impact of COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and are difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that impact the timing of our planned and ongoing pre-clinical trials and affect our ability to complete preclinical studies, future clinical trials or to procure items that are essential for our research and development activities.

In addition, a further recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our business operations, as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. In an effort to provide a safe work environment for our employees, we have, among other things, implemented various social distancing measures in our office and labs including replacing in-person meetings with virtual interactions, and are working remotely when possible. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic. To date, there has not been a significant impact on our product candidate development or on the rest of our pipeline; however we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic could potentially have on our ongoing business plan, financial condition and operations.

Components of Our Results of Operations

Operating Expenses

Research and Development Expense

Our research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses include:

•	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
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

Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. We use internal resources primarily to conduct research and manage our preclinical development, outsourced clinical trials, process development, manufacturing and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our preclinical studies and clinical trials, and prepare regulatory filings for our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our other product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•	the scope, progress, outcome and costs of our preclinical studies, our current product candidates and any other product candidates we may acquire or develop;
•	manufacturing of our product candidates or making arrangements with potential third-party manufacturers for both clinical and commercial supplies of these product candidates;
•	successful patient enrollment in, and the initiation, duration and completion of clinical trials;
•	the cost of gaining regulatory approvals for our product candidates, subject to the successful outcome of ongoing and future clinical trials; and
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities.

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

The 304,376 shares of common stock was valued at $1.78 per share, or $541 thousand in total, based on a valuation determined with the assistance of a third party. We determined that substantially all the value acquired in the transaction related to the Biomaterials and represents in-process research and development, or IPR&D. The liabilities of $197 thousand assumed were related to previously incurred employee costs as well as contractually required vendor payments. The consideration transferred in this transaction was recorded as an expense in the IPR&D line item within our Statement of Operations during the six months ended June 30, 2020.

Other Income (Expense)

Our other income (expense) consists of changes in the fair value of our derivative liability related to an embedded derivative on certain convertible debt, realized gain or loss on short-term investments, gain on debt extinguishments, accretion expense on short-term investments and interest expense.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

 Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following sets forth our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$5,898	$2,858	$3,040
General and administrative	3,886	1,311	2,575
Alvaxa IPR&D	—	738	(738)
Total operating expenses	9,784	4,907	4,877
Loss from operations	(9,784)	(4,907)	(4,877)
Total other income (expense)	13	(3)	16
Net loss	$(9,771)	$(4,910)	$(4,861)

Research and Development Expenses

Research and development expenses were $5.9 million for the three months ended June 30, 2021, compared to 2.9 million for the three months ended June 30, 2020. The increase of $3.0 million was primarily attributable to increased headcount to support our research, development, and manufacturing activities as well as increased consulting related to our ImmunoPhage platform.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended June 30, 2021, compared to $1.3 million for the three months ended June 30, 2020. The increase of $2.6 million was primarily attributable to increased personnel costs, including stock-based compensation, to support our business, as well as increased professional service fees and directors and officers insurance costs.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following sets forth our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$9,263	$5,053	$4,210
General and administrative	8,490	3,219	5,271
Alvaxa IPR&D	—	738	(738)
Total operating expenses	17,753	9,010	8,743
Loss from operations	(17,753)	(9,010)	(8,743)
Total other income (expense)	10	(592)	602
Net loss	$(17,743)	$(9,602)	$(8,141)

Research and Development Expenses

Research and development expenses were $9.3 million for the six months ended June 30, 2021, compared to $5.1 million for the six months ended June 30, 2020. The increase of $4.2 million was primarily attributable to increased headcount to support our research, development, and manufacturing activities as well as increased consulting related to our product and candidate selection process.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the six months ended June 30, 2021, compared to $3.2 million for the six months ended June 30, 2020. The increase of $5.3 million was primarily attributable to increased personnel costs, including stock-based compensation, to support our business, as well as increased professional service fees and directors and officers insurance costs.

Other Income (Expense)

Other income increased by $0.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, which was  primarily attributable to fair value adjustments of embedded derivative liabilities associated with certain convertible debt, as well as lower interest expense on debt due to the redemption of convertible debt in 2020.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our initial public offering, or IPO, in February 2021. Our net loss was $17.7 million and $9.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $130.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

As of June 30, 2021, we had cash,cash equivalents and marketable securities of $162.5 million. From December 2020 to January 2021, we issued and sold 165,956,208 shares of Series BB convertible preferred stock to a group of investors, in exchange for $34.4 million of new gross proceeds, of which approximately $23.5 million was received in January 2021. In February 2021, we issued an aggregate of 8,030,295 shares of common stock in our initial public offering at a price to the public of $19.00 per share, for aggregate gross proceeds of $152.6 million.  We paid underwriting discounts and commissions of $10.7 million, and we also incurred expenses of $3.4 million in connection with the offering.  As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $138.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(16,814)	$(9,227)
Net cash used in investing activities	(148,248)	(251)
Net cash provided by financing activities	164,065	11,113
Net (decrease) increase in cash and cash equivalents	$(997)	$1,635

Operating Activities

During the six months ended June 30, 2021, our operating activities used $16.8 million of cash, primarily resulting from our net loss. During the six months ended June 30, 2020, our operating activities used $9.2 million of cash, primarily resulting from our net loss. The increase in net cash used in operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is attributed to the increase in net loss.

Investing Activities

During the six months ended June 30, 2021 and 2020, our net cash used in investing activities was $148.2 million and $0.1 million, respectively. The $148.1 increase was primarily a result of investing our net proceeds from our initial public offering and Series AA and Series BB convertible preferred stock financings in short-term marketable securities.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $164.1 million, primarily from the net proceeds from the issuance of common stock as part of our initial public offering, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the initial public offering. During the six months ended June 30, 2020, net cash provided by financing activities was $11.1 million primarily from the issuance of Series AA convertible preferred stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to incur significant costs associated with operating as a newly public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for SNS-401-NG and SNS-VISTA and our other product candidates;
•	the cost and timing of the manufacture of additional clinical trial material as well as any costs related to the scale-up of manufacturing activities;
•	the costs to seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We, and our independent registered public accounting firm, were not required to report on our evaluation of the Company’s internal control over financial reporting as of June 30, 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.  During the three months ended June 30, 2021, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance and Administration, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, and due to the material weaknesses described elsewhere in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Chief Executive Officer and Senior Vice President of Finance and Administration concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

First Amended and Restated Employment Agreement, dated April 28, 2021, by and between the Company and Erin Colgan (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 001-39980) file with the SEC on May 3 2021).

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Sensei Biotherapeutics, Inc.

Date:	August 11, 2021	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer