Form 10-Q
period 2021-09-30
Sensei Biotherapeutics, Inc.
filed 2021-11-10
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of November 5, 2021 was 30,596,828.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,533	$16,596
Marketable securities	147,129	—
Deferred offering costs	—	2,105
Prepaid expenses	1,199	1,375
Other current assets	301	—
Total current assets	158,162	20,076
Property and equipment, net	3,060	1,266
Deposits	27	86
Total assets	$161,249	$21,428
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,614	$3,882
Other liabilities	1,650	948
Total current liabilities	5,264	4,830
Debt	—	567
Other non-current liabilities	777	138
Total liabilities	$6,041	$5,535
Commitments and contingencies (Note 8)
Convertible preferred stock (Series AA) (Note 9)	—	61,411
Convertible preferred stock (Series BB) (Note 9)	—	10,925
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,230,000,000 shares authorized as of September 30, 2021, 30,588,495 shares and 1,875,422 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	295,114	55,969
Accumulated deficit	(139,840)	(112,412)
Accumulated other comprehensive loss	(69)	—
Total stockholders’ equity (deficit)	155,208	(56,443)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$161,249	$21,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,443	$3,576	$15,706	$8,629
General and administrative	3,873	1,788	12,363	5,007
Alvaxa IPR&D	—	—	—	738
Total operating expenses	10,316	5,364	28,069	14,374
Loss from operations	(10,316)	(5,364)	(28,069)	(14,374)
Other income (expense):
Interest income	278	—	466	—
Interest expense, including $0 and $645 with related parties in the three months and nine months ended September 30, 2021 and 2020, respectively	(214)	(3)	(364)	(1,635)
Fair value adjustments on embedded debt derivatives, including $0 and $575 with related parties in the three months and nine months ended September 30, 2021 and 2020, respectively	—	—	—	995
Loss on fixed asset disposition	—	—	(28)	—
Gain on debt extinguishment	567	—	567	45
Net loss	(9,685)	(5,367)	(27,428)	(14,969)
Cumulative dividends on convertible preferred stock	—	—	—	(104)
Net loss attributable to common stockholders	$(9,685)	$(5,367)	$(27,428)	$(15,073)
Net loss per common share, basic and diluted	$(0.32)	$(3.00)	$(1.03)	$(9.82)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,588,495	1,787,124	26,736,745	1,535,033
Comprehensive loss:
Net loss	$(9,685)	$(5,367)	$(27,428)	$(14,969)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	32	—	(69)	—
Total other comprehensive gain (loss)	32	—	(69)	—
Total comprehensive loss	$(9,653)	$(5,367)	$(27,497)	$(14,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock (Series A-F)		Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Amount	Equity (Deficit)
Balance at December 31, 2019	15,257,663	$47,545	—	$—	—	$—	369,491	$—	$23,650	$(92,312)	$—	$(68,662)
Stock-based compensation expense	—	—	—	—	—	—	—	—	194	—	—	194
Conversion of series A,B,C,D,E,F preferred stock into common stock	(15,257,663)	(47,545)	—	—	—	—	627,871	—	47,545	—	—	47,545
Conversion of common stock into series AA preferred stock	—	—	210,310,025	17,274	—	—	(148,732)	—	(17,274)	—	—	(17,274)
Preferred stock issued in exchange for note redemption	—	—	188,173,050	15,456	—	—	—	—	—	—	—	—
Issuance of series AA preferred stock	—	—	128,655,262	10,567	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	634,118	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,692)	—	(4,692)
Balance at March 31, 2020	—	$—	527,138,337	$43,297	—	$—	1,482,748	$—	$54,115	$(97,004)	$—	$(42,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	163	—	—	163
Issuance of common stock related to Alvaxa acquisition	—	—	—	—	—	—	304,376	—	541	—	—	541
Net loss	—	—	—	—	—	—	—	—	—	(4,910)	—	(4,910)
Balance at June 30, 2020	—	$—	527,138,337	$43,297	—	$—	1,787,124	$—	$54,819	$(101,914)	$—	$(47,095)
Stock-based compensation expense	—	—	—	—	—	—	—	—	781	—	—	781
Issuance of series AA preferred stock	—	—	103,453,774	8,491	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,367)	—	(5,367)
Balance at September 30, 2020	—	$—	630,592,111	$51,788	—	$—	1,787,124	$—	$55,600	$(107,281)	$—	$(51,681)

Balance at December 31, 2020	—	$—	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$—	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,349	—	—	1,349
Issuance of series BB preferred stock	—	—	—	—	113,275,902	23,491	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	—	—	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	—	95,828
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	8,030,295	1	138,488	—	—	138,489
Issuance of common stock warrants	—	—	—	—	—	—	1,648,709	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	(7,972)	—	(7,972)
Balance at March 31, 2021	—	$—	—	$—	—	$—	30,588,495	$3	$291,633	$(120,384)	$—	$171,252
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,745	—	—	1,745
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(101)	(101)
Net loss	—	—	—	—	—	—	—	—	—	(9,771)	—	(9,771)
Balance at June 30, 2021	—	$—	—	$—	—	$—	30,588,495	$3	$293,379	$(130,155)	$(101)	$163,125
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,735	—	—	1,736
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	—	—	—	—	(9,685)	—	(9,685)
Balance at September 30, 2021	—	$—	—	$—	—	$—	30,588,495	$3	$295,114	$(139,840)	$(69)	$155,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(27,428)	$(14,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,831	1,138
Depreciation and amortization	356	139
Accretion on debt	-	1,578
Accretion on marketable securities	359	-
Fair value adjustments on embedded debt derivatives	-	(995)
Interest on capital lease	6	8
Issuance of common stock for Alvaxa acquisition	-	541
Loss on fixed asset disposition	28	-
Gain on debt extinguishment	(567)	(45)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125)	(445)
Deposits	59	411
Accounts payable and accrued liabilities	(408)	(2,477)
Accrued interest	-	50
Other liabilities	498	41
Net cash used in operating activities	(22,391)	(15,025)
Investing activities
Purchases of property and equipment	(1,491)	(890)
Capital proceeds relating to property and equipment	293	-
Insurance proceeds relating to property and equipment	25	-
Purchases of short-term investments	(173,816)	-
Maturities and sales of short-term investments	26,259	-
Alvaxa IPR&D acquisition	-	(197)
Net cash used in investing activities	(148,730)	(1,087)
Financing activities
Proceeds from the PPP loan	-	567
Proceeds from the exercise of common stock warrants and options	1	-
Capital lease payments	(28)	(31)
Proceeds on the issuance of series AA convertible preferred stock	-	19,058
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	140,594	-
Proceeds on the issuance of series BB convertible preferred stock	23,491	-
Net cash provided by financing activities	164,058	19,594
Net (decrease) increase in cash and cash equivalents	(7,063)	3,482
Cash and cash equivalents at beginning of period	16,596	251
Cash and cash equivalents at end of period	$9,533	$3,733
Supplemental disclosure of noncash financing and investing information:
Property and equipment additions included in accounts payable and accrued liabilities	$103	$—
Issuance costs included in accounts payable and accrued liabilities	$534	$—
Interest on financing	$6	$8
Conversion of series A, B, C, D, E, F convertible preferred stock into common stock	$—	$47,545
Conversion of series AA and BB convertible preferred stock into common stock	$95,826	$—
Conversion of common stock into series AA convertible preferred stock	$—	$17,274
Convertible preferred stock issued in exchange for note redemption	$—	$15,456

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

Since its inception, the Company has incurred substantial losses and had a net loss of $27.4 million for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $139.8 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

In February 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 8,030,295 shares of its common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received $138.5 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

The Company expects that its cash, cash equivalents and marketable securities, as of September 30, 2021 of $156.7 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At September 30, 2021, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

Marketable securities

Investments consist of marketable securities with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value (level 2). Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense). Realized gains or losses on debt securities are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive loss.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$52,965	$3	$(4)	$52,964
Corporate bonds	87,233	14	(77)	87,170
U.S. Government agencies	7,000	-	(5)	6,995
Total	$147,198	$17	$(86)	$147,129

As of September 30, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $65.6 million that had maturities of one to three years.

As of September 30, 2021, the marketable securities in a loss position had a maturity of less than one year, except for corporate bonds and U.S. government agencies securities with a fair value of $51.1 million, that had maturities of one to three years.

As of September 30, 2021, $16 thousand and $53 thousand of unrealized losses are associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2021.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Research equipment	$3,387	$1,767
Office equipment and furniture	475	94
Leaseholder improvement	77	-
Total property and equipment	3,939	1,861
Less accumulated depreciation and amortization	(879)	(595)
Property and equipment, net	$3,060	$1,266

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $136 thousand and $64 thousand, respectively, and for the nine months ended September 30, 2021 and 2020 was $356 thousand and $139 thousand, respectively.

5. Other current liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Compensation and benefits	$1,615	$916
Other	35	32
Total other current liabilities	$1,650	$948

6. Debt

In May 2020, the Company received $567 thousand in loan funding from the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Flexibility Act, and administered by the Small Business Administration. The unsecured loan (the “PPP Loan”) is with Silicon Valley Bank.

Under the terms of the PPP Loan, interest accrues on the outstanding principal at a rate of 1.0% per annum. On August 6, 2021, the Small Business Administration approved the forgiveness for the full amount of the PPP Loan, which included principal of $567 thousand, plus interest. The Company recognized a gain on debt extinguishment in the Other income (expense) on the Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,854	$-	$-	$7,854
Investments:
Commercial paper	-	52,964	-	52,964
Corporate bonds	-	87,170	-	87,170
U.S. Government agencies	-	6,995	-	6,995
Total	$7,854	$147,129	$-	$154,983

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

The assumptions utilized to value the embedded debt derivatives during the nine months ended September 30, 2020 prior to the settlement of such instruments included the actual outcome of the underling debt host contract, whether it was settled on a qualified financing prior to the contractual maturity date or settlement at the contractual maturity date. For the nine months ended September 30, 2020, the Company recognized $1.0 million of income in the condensed consolidated statement of operations as other income—fair value adjustments on embedded debt derivatives. The fair value of the embedded debt derivate was zero as of September 30, 2020 .

The following table provides a reconciliation of embedded debt derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2019	$3,920
Change in fair value	(995)
Settlement	(2,925)
Balance at September 30, 2020	$—

There were no transfers among Level 1, Level 2 or Level 3 categories in the three or nine months ended September 30, 2021 or September 30, 2020.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease

As of September 30, 2021, the Company leases office facilities and other equipment under operating leases, which expire at various dates through 2027. Lease expense for the three months ended September 30, 2021 and 2020 was $414 thousand and $295 thousand, respectively, and for the nine months ended September 30, 2021 and 2020 was $920 thousand and $995 thousand, respectively.

The following table presents the future annual minimum payments required under noncancellable operating leases at September 30, 2021 (in thousands):

Remainder of 2021	$391
2022	1,585
2023	1,606
2024	1,641
2025	1,688
2026	1,415
2027	59
Total operating lease obligations	$8,385

As of September 30, 2021, the Company has letters of credit agreements outstanding totaling $678 thousand as security for office facility operating leases.

Capital Lease

The Company leases research equipment under a capital finance lease. The capital lease asset is classified within property and equipment, net within the Company’s condensed consolidated balance sheets.

On June 11, 2021, the Company entered into a lease for various research equipment.  The terms of the four-year lease specify a monthly payment of $13 thousand, with the option to purchase the equipment for fair market value, to be determined by the lessor, at the end of the lease.

On June 29, 2021, the Company entered into a sale-leaseback arrangement with a third-party company (the “Buyer-lessor”) related to specific equipment of the Company. The equipment was sold for $293 thousand and leased back over an initial term of four years. The monthly lease payments are $7 thousand until the equipment is repurchased or the lease is terminated. At the end of the initial term, the Company has the option to repurchase the equipment at fair market value, not to exceed 15% of the original equipment cost, or to renew the lease for an additional one- or two-year period at a mutually agreed upon rate.

The following table presents the future annual minimum payments under the capitalized lease, together with the present value of net minimum lease payments at September 30, 2021 (in thousands):

Remainder of 2021	$94
2022	239
2023	239
2024	239
2025	139
Total capital lease obligations	$950
Less amount representing interest	(52)

Present value of minimum capital lease obligations	$898

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

Coronavirus pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 pandemic at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity during the remainder of 2021 and 2022.

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

Common Stock Warrants

The following is a summary of the common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the nine months ended September 30, 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	412,262	$9.60	6.71	$1,380
Granted	1,648,709	$0.01
Exercised	(1,648,709)	$(0.01)
Expired	—
Outstanding at September 30, 2021	412,262	$9.60	5.96	$2,561

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the IPO. A total of 333,333 shares of common stock were initially reserved for this issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year, or the Evergreen Measurement Date; provided, that the number of shares added to the share reserve will be reduced automatically to the extent necessary to avoid causing the share reserve to exceed a number of shares equal to 1.0% of the shares of common stock outstanding on the applicable Evergreen Measurement Date and the board of directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of the Company’s common stock than would otherwise occur. The purchase price of the shares under the 2021 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2021, the Company had not issued any shares under the 2021 ESPP. As of September 30, 2021, 333,333 shares were available to be issued under the 2021 ESPP. The Company recognized no share-based compensation expense related to the ESPP through September 30, 2021.

Stock Options

During 2021, the Company granted options to purchase shares of common stock to employees, consultants, and nonexecutive directors pursuant to the 2018 Plan and 2021 Plan, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the grant dates at a weighted average fair value of $12.58. There were 1,388,736 options available for grant under the 2021 Plan at September 30, 2021.

The following is a summary of the stock option award activity during the nine months ended September 30, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,947,123	$5.70	9.56	$10,284
Granted	1,620,159	$16.51
Exercised	—	$—
Forfeited	(303,082)	$(5.91)
Expired	—	$—
Outstanding at September 30, 2021	3,264,200	$11.04	9.02	$14,804
Exercisable at September 30, 2021	793,677	$10.66	8.55	$6,310
Options expected to vest as of September 30, 2021	2,470,523	$11.16	9.23	$8,494

The total fair value of options vested during the nine months ended September 30, 2021 was $2.5 million.

At September 30, 2021, there was approximately $19.7 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 3.15 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the nine months ended September 30, 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	57,212	$7.62	3.64	$98
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at September 30, 2021	57,212	$7.62	2.89	$269

As of September 30, 2021 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the nine months ended September 30, 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	Nine Months Ended September 30,
	2021	2020
Volatility	89.31%-98.04%	90.0%
Expected life (years)	5.52-6.08	0.5-4.0
Risk-free interest rate	0.4%–1.2%	0.11%-0.18%
Dividend rate	—%	—%

•	Volatility—The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the expected term.
•	Expected life—The expected life is estimated as the contractual term.
•	Risk-free interest rate—The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant.
•	Dividend rate—The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$691	$340	$1,839	$441
General and administrative	1,045	441	2,991	697
Total stock-based compensation expense	$1,736	$781	$4,830	$1,138

11. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended September 30, 2021 and 2020, the Company accrued expense of $62 thousand and $26 thousand, respectively. During the nine months ended September 30, 2021 and 2020, the Company accrued expenses of $167 thousand and $78 thousand, respectively.

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

13. INCOME TAXES

The Company recorded no provision for income taxes for the three and nine months ended September 30, 2021 and 2020.

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

14. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(9,685)	$(5,367)	$(27,428)	$(14,969)
Cumulative dividends on convertible preferred stock	—	—	—	(104)
Net loss attributable to common stockholders	$(9,685)	$(5,367)	$(27,428)	$(15,073)
Net loss per share—basic and diluted	$(0.32)	$(3.00)	$(1.03)	$(9.82)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,588,495	1,787,124	26,736,745	1,535,033

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	—	630,592,111	—	630,592,111
Stock options to purchase common stock	3,264,200	1,660,864	3,264,200	1,660,864
Warrants issued to employees and contractor to purchase common stock	57,212	57,420	57,212	57,420
Warrants issued related to convertible notes and other equity agreements	412,262	412,262	412,262	412,262

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

TMAb platform

Our TMAb platform is comprised of human monoclonal antibodies and alpaca-derived nanobodies selectively active in the tumor microenvironment. We are initially focusing our research for this platform on an immune checkpoint regulator V-set Immunoglobulin Domain Ig Suppressor of T-cell activation, or VISTA, which may play a role in both intrinsic and acquired PD-1/PD-L1 resistance, and V-Set And Immunoglobulin Domain Containing 4, or VSIG4, a potent inhibitor of T-cell activity, often overexpressed on macrophages within the tumor microenvironment. Through the targeted use of this platform, we believe we can further enhance activity of cancer therapies either as a monotherapy or synergistic with PD-1/PD-L1 inhibition.

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

VSIG4 is a B7-family related protein and a potent inhibitor of T-cell activity, often overexpressed on macrophages within the tumor microenvironment. VSIG4 may play a role in enforcing the immunosuppressive program in macrophage-rich tumors. Inhibition of VSIG4 activity could also enhance T-cell-mediated anti-tumor immune responses. We anticipate the selection of a product candidate from this program in 2023.

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

We have incurred significant operating losses over the last several years. Our net loss was $27.4 million and $15.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $139.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

The 304,376 shares of common stock was valued at $1.78 per share, or $541 thousand in total, based on a valuation determined with the assistance of a third party. We determined that substantially all the value acquired in the transaction related to the Biomaterials and represents in-process research and development, or IPR&D. The liabilities of $197 thousand assumed were related to previously incurred employee costs as well as contractually required vendor payments. The consideration transferred in this transaction was recorded as an expense in the IPR&D line item within our Statement of Operations during the nine months ended September 30, 2020.

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

 Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$6,443	$3,576	$2,867
General and administrative	3,873	1,788	2,085
Total operating expenses	$10,316	$5,364	$4,952
Loss from operations	(10,316)	(5,364)	(4,952)
Total other income (expense)	631	(3)	634
Net loss	$(9,685)	$(5,367)	$(4,318)

Research and Development Expenses

Research and development expenses were $6.4 million for the three months ended September 30, 2021, compared to $3.6 million for the three months ended September 30, 2020. The increase of $2.9 million was primarily attributable to $1.3 million of increased expenses relating to increased headcount, $0.7 million of increased expenses for manufacturing contacts and $0.7 million of increased expenses relating to lab supply purchases, all of which support our research, development, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended September 30, 2021, compared to $1.8 million for the three months ended September 30, 2020. The increase of $2.1 million was primarily attributable to $1.3 million of increased personnel costs, including stock-based compensation, to support our business, as well as $0.6 million of increased directors and officers insurance costs.

Other Income (Expense)

Other income was $0.6 million for the three months ended September 30, 2021, compared to other expense of $0.0 million for the three months ended September 30, 2020. The other income increase was primarily attributable to a gain on debt extinguishment relating to the Small Business Administration (“SBA”) approving the forgiveness for the full amount of the Paycheck Protection Program loan (“PPP Loan”).

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$15,706	$8,629	$7,077
General and administrative	12,363	5,007	7,356
Alvaxa IPR&D	—	738	(738)
Total operating expenses	$28,069	$14,374	$13,695
Loss from operations	(28,069)	(14,374)	(13,695)
Total other income (expense)	641	(595)	1,236
Net loss	$(27,428)	$(14,969)	$(12,459)

Research and Development Expenses

Research and development expenses were $15.7 million for the nine months ended September 30, 2021, compared to $8.6 million for the nine months ended September 30, 2020. The increase of $7.1 million was primarily attributable to $4.0 million of increased expenses relating to increased headcount, including stock-based compensation and incentives, and $1.5 million of increased expenses relating to lab supply purchases, both to support our research, development, and manufacturing activities, $0.8 million relating to increased expenses for manufacturing contracts, as well as $0.6 million of higher consulting expenses related to our product and candidate selection process.

General and Administrative Expenses

General and administrative expenses were $12.4 million for the nine months ended September 30, 2021, compared to $5.0 million for the nine months ended September 30, 2020. The increase of $7.4 million was primarily attributable to $4.2 million of increased personnel costs, including stock-based compensation and incentives, to support our business, as well as $1.8 million of higher costs for directors and officers insurance, $0.9 million of increased professional service fees and $0.2 million related to increased marketing and promotion expenses.

Other Income (Expense)

Other income was $0.6 million for the nine months ended September 30, 2021, compared to other expense of $0.6 million for the nine months ended September 30, 2020.   The change of $1.2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, which was primarily attributable to a $0.6 million loss on fair value adjustments of embedded derivative liabilities associated with certain convertible debt in 2020, as well a gain on debt extinguishment of $0.6 million relating to the SBA approving the forgiveness for the full amount of the PPP Loan, plus interest, in 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our initial public offering, or IPO, in February 2021. Our net loss was $27.4 million and $15.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $139.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $156.7 million. From December 2020 to January 2021, we issued and sold 165,956,208 shares of Series BB convertible preferred stock to a group of investors, in exchange for $34.4 million of new gross proceeds, of which approximately $23.5 million was received in January 2021. In February 2021, we issued an aggregate of 8,030,295 shares of common stock in our initial public offering at a price to the public of $19.00 per share, for aggregate gross proceeds of $152.6 million.  We paid underwriting discounts and commissions of $10.7 million, and we also incurred expenses of $3.4 million in connection with the offering.  As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $138.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(22,391)	$(15,025)
Net cash used in investing activities	(148,730)	(1,087)
Net cash provided by financing activities	164,058	19,594
Net (decrease) increase in cash and cash equivalents	$(7,063)	$3,482

Operating Activities

During the nine months ended September 30, 2021, our operating activities used $22.4 million of cash, primarily resulting from our net loss. During the nine months ended September 30, 2020, our operating activities used $15.0 million of cash, primarily resulting from our net loss. The increase in net cash used in operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is attributed to the increase in net loss. The increase in net cash used in operating activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 is attributed to an increase in personnel and an increase in both our research and development and general and operating expenses.

Investing Activities

During the nine months ended September 30, 2021 and 2020, our net cash used in investing activities was $148.7 million and $1.1 million, respectively. The $147.6 increase was primarily a result of investing our net proceeds from our initial public offering and Series AA and Series BB convertible preferred stock financings in short-term marketable securities. The $1.1 million of net cash used during the nine months ending September 30, 2020, was from the purchase of Alvaxa and purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $164.1 million, primarily from the net proceeds from the issuance of common stock as part of our initial public offering, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the initial public offering. During the nine months ended September 30, 2020, net cash provided by financing activities was $19.6 million primarily from the issuance of Series AA convertible preferred stock.

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

We, and our independent registered public accounting firm, were not required to report on our evaluation of the Company’s internal control over financial reporting as of September 30, 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.  During the three months ended September 30, 2021, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance and Administration, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, and due to the material weaknesses described elsewhere in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Chief Executive Officer and Senior Vice President of Finance and Administration concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting:

Except as described below, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have begun implementing a number of measures to address the material weaknesses and deficiencies that have been identified including: (i) hiring additional accounting and financial reporting personnel with generally accepted accounting principles in the United States, or US GAAP, and SEC reporting experience, (ii) developing, communicating and implementing recurring control processes for recurring transactions and period-end closing processes, and (iii) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our company’s consolidated financial statements and related disclosures. We are also in the process of  working on several system related enhancements that will assist with these efforts.

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

We intend to complete the implementation of our remediation plan during the remainder of 2021.  Our management team will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	November 10, 2021	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer