Form 10-K
period 2021-12-31
Sensei Biotherapeutics, Inc.
filed 2022-03-15
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39980

Sensei Biotherapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1863385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
451 D Street, Suite 710 Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 243-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SNSE	The Nasdaq Stock Market LLC

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

As of June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), the Registrant 's aggregate market value of its voting common equity held by non-affiliates was $204 million based on the closing sale price of $9.76 per share as reported on the Nasdaq Global Market on that date. The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was 30,682,813.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Cautionary Notice Regarding Forward-Looking Statement

All statements other than statements of historical fact included in this Annual Report on Form 10-K (“Report”), including, without limitation, statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue” and “ongoing,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements.

Any statements in this Report, or incorporated herein, about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, these forward-looking statements include statements regarding:

•
the ability of our preclinical studies and future clinical trials to demonstrate acceptable safety and efficacy of our product candidates;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency, such as the global outbreak of the COVID-19 coronavirus;
•
the timing, progress and results of preclinical studies and clinical trials for our current and future product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
the timing, scope and likelihood of regulatory filings and approvals, including IND submissions for our product candidates;
•
our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical trials;
•
our manufacturing, commercialization, and marketing capabilities and strategy;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•
our expectations regarding the approval and use of our product candidates as first, second or subsequent lines of therapy or in combination with other drugs;
•
our competitive position and the success of competing therapies that are or may become available;
•
the characteristics and therapeutic effects of our product candidates;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
our plans relating to the further development of our product candidates, including additional indications we may pursue;
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•
our continued reliance on third parties to conduct additional clinical trials of our product candidates;
•
our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
the pricing and reimbursement of our product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of our product candidates we may develop;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our financial performance and our ability to effectively manage our anticipated growth;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

•
the impact of laws and regulations;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•
our anticipated use of our existing resources and the proceeds of any offerings pursuant to this Report.

These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to revise any forward-looking statements to reflect events or developments occurring after the date of this Report, even if new information becomes available in the future.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company engaged in the discovery, development, and delivery of next-generation immunotherapies with an initial focus on treatments for cancer. Our focus is to leverage well characterized biological targets to generate novel product candidates that incorporate next generation technologies or approaches. We have built a robust set of R&D capabilities and infrastructure to support the discovery and advancement of our product candidates. Our goal is to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

Therapeutic drugs targeting the programmed cell death protein 1, or PD-1, and its related ligand, or PD-L1, have emerged as one of the most promising classes of therapeutics for the treatment of cancer. Drugs utilizing PD-1 blockade have been approved by the FDA to treat at least 20 different types of cancer and, in 2020, generated sales of approximately $30 billion worldwide. By 2026, the total global market for drugs utilizing PD-1 blockade is estimated to exceed $90 billion. However, despite the widespread us of checkpoint inhibitors, approximately 70% of patients do not achieve survival benefit from treatment. Common patterns associated with non-response to PD-1 blockade treatment are immune-excluded or segregated tumors, where T-cells are present but trapped in the adjacent stroma and immune-ignored tumors, where there is an overall paucity of T cells in the tumor. A third important group of PD-1 non-responsive tumor are those that are inflamed, but which don’t respond to PD-1 blockade monotherapy.

We have developed two platforms that are designed to address resistance to immunotherapy. Our TMAb (Tumor Microenvironment Activated Biologics) platform generates next-generation antibodies that block key immune checkpoints selectively within the tumor microenvironment. Our ImmunoPhage platform is a pioneering approach to cancer therapy that utilizes and combines aspects of vaccine, gene therapy, and personalized medicine approaches. Both platforms are designed to work independently or have the potential to be combined for to create powerful rational drug combinations.

Our Pipeline

We believe there are multiple opportunities and significant potential for patients within our product pipeline. Each program is derived from either our TMAb or ImmunoPhage platform and targets validated immune checkpoints or tumor antigens that are well validated.

We currently have four investigational products in various stages of early development:

•
SNS-101 is our monoclonal antibody targeting the immune checkpoint VISTA and is currently in IND-enabling studies. In the second half of 2021, we selected our clinical candidate antibody and initiated GMP manufacturing and IND-enabling studies.
•
SNS-102 is our monoclonal antibody targeting VSIG4, an immune checkpoint often expressed on macrophages and is likely a key player in macrophage polarization.
•
SNS-103 is our monoclonal antibody targeting ENTPDase1, also known as CD39. ENTPDase1 is the rate-limiting enzyme in the breakdown of extracellular ATP, leading to the production of adenosine, a well-established immunosuppressive pathway.
•
SNS-401-NG is our ImmunoPhage candidate being developed initially for the treatment of patients with Merkel cell carcinoma, or MCC. SNS-401-NG is designed to deliver a personalized cocktail of off-the-shelf premanufactured ImmunoPhage aimed at driving a patient-specific constellation of anti-tumor T cells.

Our Strategy

Our vision is to discover and advance a best-in-class and differentiated set of immuno-oncology product candidates utilizing next-generation technologies that offer transformative therapeutic options to patients with unmet needs. Our development strategy is designed to leverage in-house expertise at translational medicine to rapidly advance our investigational products through clinical trials. The key aspects of our strategy include:

•
Build a differentiated portfolio of product candidates by incorporating next-generation technologies. We are building a portfolio of antibody-based therapeutics that are selectively active in the tumor microenvironment, thus potentially overcoming the pharmacological and toxicological barriers often associated with immune targets, due to on-target/off-tissue binding. We believe this approach offers the potential to unlock a set of immune targets that have been previously inaccessible through traditional monoclonal antibody approaches. Additionally, we are building a library of ImmunoPhage product candidates, called the Phortress library, that are combined on demand to target tumor antigens that are matched to the genetic or proteomic profile of each patient’s tumors.

•
Focus on targets with well validated biology. We primarily focus on targets that are well validated, meaning that they have been the subject of prior clinical trials or rigorous preclinical examination.

•
Leverage our translational medicine expertise to advance our medicines quickly and efficiently. We have built a team with a track record of innovation in the fields of immuno-oncology, biomarkers, and diagnostics and a network of academic collaborations that bring specialized technologies and resources to our programs. We believe this capability will allow us to speed the clinical development process by identifying patient populations that are most likely to respond to our product candidates.

•
Target patient populations with both strong scientific and commercial relevance. We largely work on targets that have the potential to alter the treatment landscape across numerous cancer indications. For example, VISTA is expressed in cells of myeloid lineage, which are found frequently and across a wide range of cancers, including NSCLC, breast cancer, SCCHN, and melanoma.

•
Maximize the value of our pipeline and technology through strategic collaborations. We seek to establish collaborations with pharmaceutical or biotechnology companies that provide access to capital, expertise, or additional capabilities.

Our Portfolio of Product Candidates

SNS-101: Monoclonal Antibody Targeting VISTA

We believe that anti-VISTA antibodies have the potential to become the backbone of the next generation of cancer immunotherapy. Based on our expertise and deep understanding of this myeloid checkpoint target, our human monoclonal antibody targeting VISTA is designed to overcome the challenges of the previous generation of anti-VISTA monoclonal antibodies and has the potential to become first anti-VISTA monoclonal antibody approved for as a therapeutic agent.

VISTA is an important immunoregulatory receptor and is highly expressed on various immune system cells, though predominantly myeloid lineage cells, including neutrophils, monocytes, macrophages, basophils and dendritic cells, or DCs. While expressed on CD4 T helper cells and certain T regulatory cells, it exhibits much lower expression on CD8 cytotoxic T lymphocytes, or CTLs. Effective cancer immunotherapy is often confounded by immune checkpoints such as VISTA and VISTA’s presence within tumors is often indicative of a poor prognosis. Effective VISTA blockade appears to dramatically modulate the TME towards a state that favors an immune system response, resulting in improved T-cell effector function and anti-tumor activity.

VISTA has been historically challenging to target for cancer therapy for several reasons. Because significant amounts of VISTA are expressed in immune cells of the blood, the binding of anti-VISTA antibodies using traditional technologies occurs at significant levels outside of the tumor, resulting in a phenomenon known as target-mediated drug disposition, or TMDD. TMDD presents a pharmacological “sink” effect whereby antibody is effectively drained from the body by binding to VISTA on normal cells in the blood, effectively limiting distribution of anti-VISTA mAbs within the tumor. Thus, TMDD results in the need for ever-higher doses to reach a biological active concentration within the tumor and, subsequently, increases the likelihood of on-target, off-tumor toxicity.

The second reason why anti-VISTA drug development had lagged behind other checkpoints (e.g. PD-1) is that until recently the critical inhibitory receptor on T cells was not known. Recently, however, the primary receptor on T-cells that is critical to the VISTA’s immune checkpoint function within the tumor microenvironment was discovered: PSGL-1 (P-selectin glycoprotein ligand-1). Importantly, the VISTA:PSGL-1 interaction only occurs at the low pH (~pH 6), like that found within the tumor microenvironment. The high affinity interaction between VISTA and PSGL-1 at low pH is strictly dependent upon protonation of key histidine residues in the extracellular PSGL1-binding domain of VISTA. In effect, the low pH microenvironment of the tumor induces VISTA to convert from an inactive, un-protonated form (physiological pH) to its “active,” protonated form. Thus, we believe VISTA is an ideal target for our TMAb platform, which we have used to identify SNS-101 as a pH-dependent mAb with a greater than 600-fold selective binding for the active versus the inactive form of VISTA. We believe that SNS-101 will successfully (1) avoid binding to VISTA in the blood, which results in TMDD and on-target, off-tumor toxicity; and (2) bind “active” VISTA at low pH and block VISTA’s immune checkpoint function within the tumor via inhibition of the interaction with PSGL-1.

A third challenge to prior efforts to generate effective antibodies targeting VISTA is the understanding that an active Fc region is optimal for activity. Thus, we have designed SNS-101 on an IgG1 antibody framework. We believe that anti-VISTA IgG1 mAbs bind to VISTA on, among other cell types, tumor-associated macrophages, or TAMs. This binding leads to clustering of the IgG1 domains and transactivation of FcgRs on adjacent TAMs. This interaction between TAMs is likely not unidirectional or even restricted to cell pairs. Each VISTA+ cell could play a role in activating multiple VISTA+ neighbors. Although this myeloid-on-myeloid VISTA/mAb/FcgRs-mediated activation and proinflammatory cytokine release is beneficial within the confines of the tumor microenvironment, it would be potentially deleterious if it were to occur in the blood. We believe that this myeloid-on-myeloid activation is precisely the mechanism underlying the cytokine release syndrome, or CRS, observed in clinical trials with anti-VISTA mAbs, as was seen at low doses in the Phase 1 trial of JNJ-61610588 (now CI-8993), a potent non-pH-dependent anti-VISTA mAb.

Dose limiting toxicities of CRS resulted in early termination of this development program by J&J. In contrast, we anticipate that SNS-101 will have significantly less “in blood” activation due to its lack of significant binding to VISTA at physiological pH.

In sum, we believe that there are three critical design parameters required to achieve optimal biologic activity of inhibitory anti-VISTA antibodies:

1.
Block the pH-dependent binding of VISTA to PSGL-1 on T cells at low pH
2.
Selectively bind VISTA at low pH to avoid TMDD and on-target/off-tumor side effects
3.
Utilize an Fc-competent IgG backbone to engage and activate FcgR+ myeloid cells within the tumor

We believe SNS-101 is the only anti-VISTA antibody in development that was designed with these three salient features in mind.

SNS-101 is a fully human monoclonal IgG1 antibody that has been designed to selectively binds active (low pH) VISTA, but not inactive VISTA in the blood. In preclinical studies, we have observed that SNS-101 binds to VISTA at low pH with a greater than 600-fold differential affinity compared to VISTA at physiological pH of 7.4.

	pH 6.0	pH 7.4
Monovalent Affinity (KD) [nM]	0.218	132 (No pharmacologically relevant binding)

We have also observed that SNS-101 disrupts the binding of PSGL-1 to VISTA, thus disabling the immunosuppressive effects of this checkpoint. SNS-101 has potently blocked binding of VISTA to PSGL-1 on both CD4+ and CD8+ T-cells. In syngeneic preclinical mouse models, SNS-101 has displayed promising activity, particularly in combination with an anti-PD-1 antibody. We are actively conducting translational studies to understand the elucidate and molecular mechanism of this synergy.

Based on the totality of the preclinical data to date and the promising profile of this antibody, we have initiated both IND-enabling studies and GMP manufacturing for SNS-101. We expect to receive pharmacokinetic and toxicology data from our single dose non-human primate studies in mid-2022 and submit an IND in the first half of 2023.

SNS-102: Monoclonal Antibody Targeting VSIG4

VSIG-4 (V-set and Ig domain-containing 4; also known as CRIg, or complement receptor of the Ig superfamily) is a B7-related family member, which is highly expressed on macrophages, including TAMs. VSIG-4 has been shown to be a potent inhibitor of T cell proliferation. Furthermore, VSIG-4 inhibits proinflammatory macrophage activity through metabolic reprogramming. These complementary immunosuppressive features of VSIG-4 make it an interesting and high-potential myeloid immunotherapeutic target.

Expression of VSIG-4 in normal tissues, chiefly on tissue-resident macrophage populations such as the Kupffer cells of the liver, suggest the presence of a large peripheral target sink and potential for on-target/off-tumor toxicities. Taken together, these features make VSIG-4 a strong candidate for a TMAb-based approach.

We have initiated antibody generation and screening targeted toward for SNS-102. We expect to select a product candidate and initiate IND-enabling studies in 2023.

SNS-103: Monoclonal Antibody Targeting ENTPDase1 (CD39)

ENTPDase1 (also known as CD39, or ecto-nucleoside triphosphate diphosphohydrolase-1) is the upstream, rate-limiting enzyme, leading to the breakdown of extracellular adenosine triphosphate, or ATP. Extracellular ATP represents a potent immunologic “danger signal”, which drives immune activation. The ultimate downstream product of this pathway, adenosine, has potent immunosuppressive activity through binding to adenosine receptors. Upregulation of CD39 by tumors is common and leads to decreased extracellular ATP and a diminished anti-tumor immune response.

Pharmacologic inhibition of CD39 activity has shown anti-tumor activity in a variety of experimental tumor models. Several of these molecules are currently being evaluated as cancer therapeutics in early phase clinical trials. CD39, although upregulated in tumors, is also expressed in normal tissue on a variety of different cell populations. The expression of CD39 on endothelial cells is particularly problematic, as this is anticipated to result in significant on-target/off-tumor binding, leading to TMDD, a poor PK profile and potential toxicities.

We have initiated a TMAb antibody campaign aimed at developing an anti-CD39 inhibitory antibody with high selectivity for CD39 in the tumor microenvironment, or TME, versus normal tissue environments. We expect to select a product candidate in 2023.

SNS-401-NG: Personalized ImmunoPhage Vaccine Targeting Multiple Tumor Antigens

We are currently developing our next ImmunoPhage candidate, SNS-401-NG, which we will first test in patients with Merkel cell carcinoma, or MCC. MCC is a rare but highly aggressive neuroendocrine carcinoma of the skin in which Merkel cell polyoma virus, or MCPyV, infection and chronic exposure to ultraviolet radiation are key risk factors. Approximately 2,500 cases are diagnosed each year with the disease-specific mortality approaching 50%. Integration of MCPyV is evidenced by the presence of virus-specific antigens in 80% of cases diagnosed in the U.S. In these cases, expression of a virus-related T cell oncogenic antigen appears intimately linked to tumor growth. We believe that MCC is an initial indication case for cancer vaccine candidates for several reasons, including the expression of strongly immunogenic viral neoantigens, derived from the MCPyV T antigen, which is required for continued tumor cell proliferation. Thus, not only are MCPyV antigens optimal vaccine targets, but there is no possibility of immune escape through genetic deletion. In addition to MCPyV antigens, most MCC tumors express multiple “shared” antigens (e.g. glypican-3, NY-ESO-1, etc), providing an opportunity to test the ability of a personalized cocktail of ImmunoPhage to engender strong and clinically meaningful tumor antigen-specific T cell responses.

Checkpoint inhibitors have proven to be a major advancement in the treatment of advanced MCC and have revolutionized the treatment of locally advanced, inoperable, and metastatic MCC. Systemic PD-1/PD-L1 inhibition therapy is associated with a high ORR, prolonged durable responses, and good tolerability in advanced-stage MCC. However, even with the advances made by checkpoint inhibitors, refractory PD-1/PD-L1 inhibitor disease remains a significant unmet medical need with an aggressive clinical course.

In March 2020, we established a collaboration with The University of Washington, one of the world’s leading research centers for the study of MCC. This broad collaboration will support discovery and optimization of joint construction through preclinical development of the first custom MCC vaccine consisting of MCPyV epitopes together with other patient specific antigens. The University of Washington will design MCPyV T cell constructs and determine the immunogenicity and mechanism of candidate ImmunoPhages developed by us. We will develop ImmunoPhages specifically targeting MCPyV T cell constructs and other TAAs using our cocktail approach. We believe that the MCPyV epitope space can be completely addressed with an ImmunoPhage cocktail of two bacteriophage carriers. We have an exclusive option to license on an exclusive, worldwide basis the intellectual property developed as part of this collaboration. Currently, we plan on initiating IND-enabling studies for SNS-401-NG in the second half of 2022.

Our Approach to Cancer Immunotherapy

Our TMAb Platform

Our TMAb platform is designed to “unleash” the anti-tumor potential of T-cells and is comprised of human monoclonal antibodies that are selectively active in the tumor microenvironment and target immune checkpoints or other critical immune pathways. Selective activation within the tumor is a critical aspect of TMAb and has the potential to “unlock” previously undruggable immune targets for use in oncology applications.

There are several unique features of tumors that TMAb antibodies can leverage to design antibodies that are selectively active within the tumor while displaying little or no activity outside the tumor. One key differentiating feature of tumors relative to most normal human tissue is their relative acidity or low pH, which is typically approximately pH 6.0 compared with normal physiologic pH of 7.4. The acidic environment within tumors is a result of their altered metabolic program, utilizing aerobic glycolysis, resulting in lactic acid production (so called Warburg effect).

Other TMAb approaches could potentially leverage other “divergent” biochemical parameters such as altered REDOX state, high extracellular ATP or DNA, and hypoxia. We utilize yeast surface display technology of antibody and nanobody libraries to identify rare clones, which exhibit desired binding properties under these “tumor-like” biochemical parameters (e.g. >100-fold selective binding to target at pH 6 versus pH 7.4).

pH-sensitive Antibodies Bind Their Targets Only in a Low pH Environment

We are initially focusing our research for this platform on an immune checkpoint regulator VISTA, which may play a role in both intrinsic and acquired PD-1/PD-L1 resistance. We are also developing TMAb antibodies targeting VSIG4, a potent inhibitor of T-cell activity, often overexpressed on macrophages within the tumor microenvironment and ENTPDase 1 (CD39), which is the rate-limiting enzyme in the breakdown of extracellular ATP, leading to the production of adenosine, a well-established immunosuppressive pathway. Through the targeted use of this platform, we believe we can further enhance activity of cancer therapies either as a monotherapy or synergistic with PD-1/PD-L1 inhibition.

Our ImmunoPhage Platform

Our proprietary ImmunoPhage platform is a potentially powerful, self-adjuvanted and highly differentiated immunotherapy approach that is designed to utilize bacteriophage to generate a robust, focused and coordinated innate and adaptive immune response. We are engineering our ImmunoPhage product candidates to directly target antigen presenting cells, or APCs, and modulate the TME through the targeted use of nanobodies which further enhances therapeutic activity. We believe our ImmunoPhage platform has the potential to deliver personalized, off-the-shelf product candidates tailored to a patient’s specific tumor. The versatility of our ImmunoPhage platform allows us to design product candidates in a modular fashion, based on a cocktail of common and patient-specific antigens built from our proprietary library of ImmunoPhages, which we refer to as Phortress.

In addition to its natural characteristics, lambda phage can be manufactured without significant difficulty and is amenable to further optimization through our proprietary engineering capabilities, such as the addition of antigens and integration of our proprietary nanobodies, which can be used to direct the phage to specific cells and as payloads that can be incorporated into our product candidates. Our product candidates are able to be manufactured through the well-established principles of bacterial fermentation, which provides cost and scalability advantages. We believe that these advantages make personalized ImmunoPhage cocktails a commercially viable solution to the current challenges facing fully personalized patient-specific immunotherapy.

Our ImmunoPhage platform is designed to address the challenges of converting PD-1 blockade non-responsive tumors into responsive ones by triggering the generation of tumor antigen-specific T cells and circumventing immunosuppressive pathways.

The highly immunogenic nature of bacteriophage promotes a balanced, coordinated and robust response by both the innate and the cellular and humoral components of the adaptive immune system. We believe that the unique features of bacteriophage, including the ability to generate both T cell responses and B cell mediated antibody responses, give it the potential to be used in the development of differentiated treatments for cancer. The modularity of the ImmunoPhage platform allows for personalized, dynamic substitution of particular phage components to optimize patient therapy. Our creation of a phage cocktail expressing multivalent antigens along with the integration of nanobody technology is designed to enhance the utility, precision and therapeutic activity of our product candidates. We believe this allows for an adaptive clinical trial design.

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

Structure of Our ImmunoPhage

The ImmunoPhage mechanism of action focuses on what we believe to be the critical step leading to the generation of effective anti-tumor T cells, the immune priming step where APCs acquire and process tumors antigens and interact with CD4 and CD8 T cells in the immune synapse. ImmunoPhage mimics a pathogenic virus and naturally targets APCs that capitalize on phage-intrinsic danger signals which activate these critical cells. The aggregation of antigen and danger signals enable self-adjuvant capabilities in a single entity which help to enhance the immunogenicity and augment downstream immune responses, including antigen-specific B and T cell responses. In order to drive optimal generation of antigen-specific T cells, the APC must deliver three discrete critical signals to the T cell, as shown below.

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

We believe that broad epitope coverage along with nanobody payloads, combined with the intrinsic immunostimulatory activity of our ImmunoPhage product candidates, has potential to provide patients with meaningful clinical benefits and that the speed of manufacturing and antigenic capacity of ImmunoPhage cocktails will allow us to address the limitations of neoantigen-only vaccine approaches.

Our Personalized Immunotherapy Process

Manufacturing

We primarily rely on contract manufacturing organizations, or CMOs, to produce our product candidates for clinical use, including our TMAb antibodies. We require that our CMOs produce bulk drug substances and finished drug products in accordance with cGMP, and all other applicable laws and regulations. We may also rely on CMOs for additional parts of the process, like filling and labelling of our products for commercial sale. Any agreements with potential and existing manufacturers will include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We are evaluating several options for manufacturing of ImmunoPhage to further enable production of drug substance under cGMP conditions. We believe that having control over certain portions of the manufacturing process may allow us to reduce cycle times, increase the robustness and consistency of the process and potentially reduce cost of goods for commercial production, which are critical to the construction of our Phortress library consisting of multiple novel ImmunoPhage.

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

Wherever possible, we pursue claims directed to the clinical product or product candidates. Such applications may not result in issued patents and, even if patents do issue, such patents may not be in a form that will provide us with meaningful protection for our product. We also rely on trade secrets that may be important to the development of our business. Trade secrets are difficult to protect and provide us with only limited protection.

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

As of February 28, 2022, our solely owned patent estate included two issued U.S. patents, four issued foreign patents, four pending U.S. patent applications, and one foreign patent applications (pending in Canada).

We own one U.S. provisional patent application relating to composition of matter of SNS-101 product candidate and method claims including use in combination with immune checkpoint protein inhibitors. Subject to payment of required maintenance fees, annuities, and other charges, and assuming either U.S. non-provisional or foreign patent applications are filed at the appropriate time, if issued, are projected to expire in 2042.

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

As partial consideration for the licensed rights granted under the Fred Hutch Agreement, Alvaxa issued Fred Hutch 1,429,412 shares of its common stock, which were subsequently exchanged for 45,656 shares of our common stock in connection with our acquisition of Alvaxa. Under the Fred Hutch Agreement, we are obligated to pay an annual license maintenance fee ranging from the mid-single digit thousands to approximately $0.1 million, depending on net sales of certain future products, where the underlying biological materials were developed prior to our acquisition of Alvaxa, in a given calendar year. We are also obligated to pay up to $300,000 in development milestone payments for each therapeutic developed product and up to $165,000 for each diagnostic developed product, in each case including each unique target covered by such developed product. We have no obligation to pay royalties under the Fred Hutch Agreement.

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
•
The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professions (such as physicians assistants and nurse practitioners),and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

There have been executive, judicial and congressional challenges. While Congress has not passed comprehensive repeal legislation, there have been a number of significant changes to the ACA and its implementation. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020, along with other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022.

Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

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

At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Further, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, coverage determination is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, we, or our collaborators, will be required to obtain coverage and reimbursement for our companion diagnostic tests separate and apart from the coverage and reimbursement we may seek for our product candidates.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and reimbursement. Obtaining coverage and adequate reimbursement for newly approved drugs and biologics is a time-consuming and costly process, and coverage may be more limited than the purposes for which a drug is approved by the FDA or comparable foreign regulatory authorities. Assuming coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Additionally, coverage policies and third-party reimbursement rates may change at any time. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of prescribed products.

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

Employees and Human Capital Resources

As of March 10, 2022, we had 56 full-time employees. We consider our relationship with our employees to be good.

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

Our principal executive offices are located at 451 D Street, Suite 710, Boston, MA 02210. Our telephone number is (240) 243-8000.

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
•
Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business.
•
Risks Related to the Development of our Product Candidates
•
Our development efforts are in the early stages. All of our product candidates are in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
The development of product candidates with our ImmunoPhage platform represents an emerging approach to the treatment of cancer and infectious diseases and faces significant challenges and hurdles. We may not be successful in applying our ImmunoPhage platform to the discovery and development of commercially viable products.
•
Our business is highly dependent on the success of our product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially. If the clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•
Interim data from our clinical trials that we announce or publish from time to time may change as more patients are enrolled and additional data become available.
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
•
If we fail to maintain an effective system of internal control over financial reporting which results in material weaknesses, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence in our company and the market price of our common stock may be materially and adversely affected.

Risks Related to Our Financial Position

We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant net losses since our inception. Our net loss was $36.8 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $149.2 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

We have no products approved for commercial sale, have not generated any revenue from commercial sales of our product candidates, and are devoting substantially all of our financial resources and efforts to research and development of our ImmunoPhage platform and to our other product candidates. Investment in therapeutic product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable.

We expect that it will take at least several years until any of our product candidates receive marketing approval and are commercialized, and we may never be successful in obtaining marketing approval and commercializing product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
prepare to file INDs and then initiate clinical development of our product candidates, including SNS-101 and SNS-401-NG;
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

Risks Related to the Development of our Product Candidates

Our development efforts are in the early stages. All of our product candidates are in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

There is no assurance that any future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. Our product candidates are in preclinical development. There can be no assurance that the FDA will permit the INDs for our other product candidates to go into effect in a timely manner or at all. Without the IND, we will not be permitted to conduct clinical trials in the United States.

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

We do not have any products that have gained regulatory approval. Our business is substantially dependent on our ability to obtain regulatory approval for our preclinical programs. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a particular indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies, that the product candidate is safe and effective for that indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate. Prior to seeking approval for any of our product candidates, we will need to confer with the FDA and other regulatory authorities regarding the design of our clinical trials and the type and amount of clinical data necessary to seek and gain approval for our product candidates.

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

Many of these risks are beyond our control, including the risks related to clinical development. If we are unable to develop, receive regulatory approval for, or successfully commercialize our product candidates, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

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

Our business is highly dependent on the success of our product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially and we may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is utilizing our ImmunoPhage platform to develop what we believe are safer and more effective and personalized phage-based vaccines. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and our product candidates are not yet in clinical development. If any of our product candidates encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have adapted our platform to generate personalized, off-the-shelf product candidates based on a cocktail of common and patient-specific antigens, dosed together as an array of customized, multi-antigen phage configurations in a modular approach. However, we may not be able to develop product candidates that are safe and effective, or which compare favorably with other commercially available alternatives. Even if we are successful in continuing to build our pipeline and develop personalized, off-the-shelf product candidates, the potential product candidates that we identify may not be suitable for clinical development, including as a result of lack of safety, lack of tolerability, or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. We cannot provide you with any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We are developing a human mAb program targeting the novel immune checkpoint VISTA. There are currently no approved therapies that target VISTA in the field of oncology. To evaluate these product candidates, we are also pioneering an adaptive clinical trial design that enables substitution of ImmunoPhage cocktail components throughout clinical development. As a result of the novelty of our targets as well as the novelty of our anticipated clinical trial design, the design and conduct of clinical trials of our product candidates or any future product candidate may take longer, be more costly or be less effective. There may also be inconsistent or contradictory efficacy or safety results amongst different cocktail product candidates for different patients in the same clinical trial. In some cases, we may use endpoints or methodologies that regulatory authorities may not consider to be clinically meaningful and that we may not continue to use in clinical trials or that we may determine after the initiation of the trial to no longer be an appropriate endpoint or methodology. Any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, our product candidates may not achieve or meet such clinical endpoints in our clinical trials. Even if a regulatory authority finds our clinical trial success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidate. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of other efficacy endpoints in the trial. Regulatory authorities also weigh the benefits of a product against its risks and may not view the efficacy and safety results we product with our adaptive clinical trial design as supportive of approval

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or have a greater likelihood of success.

Because we have limited financial and management resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, in June 2021 we announced the discontinuation of our SNS-301 program in order to focus on our current programs. SNS-301 had been our lead product candidate and only clinical stage program. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate
.

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

Results from preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials are not necessarily predictive of final results. We have not yet begun clinical trials for our product candidates. For that reason, we do not know whether these candidates will be effective for the intended indications or safe in humans. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results observed in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

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

In addition, because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than enroll patients in our clinical trials

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates. In addition, many of the factors that may lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

There is no guarantee that any of our product candidates, even if approved, would be approved for an early line of therapy. In addition, we may have to conduct additional large randomized clinical trials prior to gaining approval for the earlier line of therapy.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining approvals for the commercialization of any other product candidate we develop.

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

We collaborate with third parties for the development of our product candidates, including, for instance, our collaboration with the University of Washington pursuant to which we are conducting preclinical studies for our SNS-401 program. We may enter into additional collaborations for our other current or future product candidates or technologies. We cannot control the timing or quantity of resources that our existing or future collaborators will dedicate to research, preclinical and clinical development, manufacturing or marketing of our products. Our collaborators may not perform their obligations according to our expectations or standards of quality. Our collaborators could terminate our existing agreements for a number of reasons.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing our product candidates or any future product candidates.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

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
•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the CMS, information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as nurse practitioners and physicians assistants), and teaching hospitals, as well as information regarding ownership and investment interests of such physicians and their immediate family members;

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, former President Trump signed several Executive Orders and other directives designed to eliminate the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation to date, the Tax Act, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2031 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Further, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

Even if we obtain approvals from the FDA or other comparable regulatory agencies and are able to initiate commercialization of our product candidates or any other product candidates we develop, the product candidate may not achieve market acceptance among physicians, patients, hospitals, including pharmacy directors, and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has been utilizing a rating system to assist in determining when and where it is safest to conduct inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, any proprietary name we propose to use with our product candidates or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As of March 10, 2022, we had 56 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified management, research and development, clinical, financial and business development personnel. We are highly dependent on our management, scientific and medical personnel, including John Celebi, our Chief Executive Officer, Dr. Robert Pierce, our Chief Research and Development Officer and Erin Colgan, our Chief Financial Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees.

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

Additionally, certain holders of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, compliance with any new requirements adopted by the PCAOB, disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation not previously approved. Certain of these reduced reporting requirements and exemptions are also available to us due to the fact that we qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting, are not required to provide a compensation discussion and analysis, are not required to provide a pay-for-performance graph or CEO pay ratio disclosure and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities; and (4) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as (i) we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million.

We cannot predict if investors will find our shares of common stock to be less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock, and our share price may be more volatile.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our consolidated financial statements may not be directly comparable to those of other public companies.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain. As of December 31, 2021, we had NOL carryforwards for federal and state income tax purposes of approximately $100.479 million and $92.399 million, respectively, a portion of which expire beginning in 2022. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $58.541 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

Pursuant to Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

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

General Risk Factors

Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, shippers, equipment suppliers and others.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, COVID-19 has spread worldwide. The global pandemic and government measures taken in response have also had a significant impact on businesses and commerce worldwide, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended across a variety of industries; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. On March 18, 2020, the FDA issued updated industry guidance for conducting clinical trials during the COVID-19 pandemic, which requires clinical trial sponsors to consider the need to delay or cease patient recruitment, change protocol regarding patient monitoring and assessment that minimizes in-person visits, alternative administration of certain investigational products due to compromised clinical sites and to put in place new processes or modify existing processes in consultation with the FDA that would ensure the safety of clinical trial participants. In connection with COVID-19, we implemented optional work-from-home policies for most employees. We follow all city, state, and federal guidelines in regard to safe work policies, this includes rapid testing of employees prior to entering the office on a semi-weekly basis, wearing a mask, social distancing and staying home if presenting symptoms. The effects of government orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

Our computer systems or data, or those of our collaborators or other contractors or consultants, maybe compromised, which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; significant disruption of our product development programs and our ability to operate our business effectively; reputational harm; and other adverse consequences.

Our computer systems and those of our current and any future collaborators and other contractors or consultants may be vulnerable to a variety of disruptive and evolving threats, including computer viruses, malicious or unintentional actions or inactions that cause vulnerabilities, malware, supply chain attacks, ransomware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

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

We maintain sensitive information, including confidential business and personal information in connection with our preclinical studies and our employees, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. The General Data Protection Regulation, the GDPR, applies in the European Economic Area, the EEA, into which we may expand our business. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European data subjects. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data over prior EU law and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As we expand our operations and trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the

Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

As we expand our operations and trials (both preclinical or clinical), the CCPA, CPRA, and other similar state laws may increase our compliance costs and potential liability. Some observers have noted that the CCPA, CPRA, and other similar state laws could mark the beginning of a trend toward more stringent privacy legislation in the United States.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices and some of our laboratory space are located in Boston, Massachusetts, pursuant to a lease that expires in May 2026. We also lease laboratory space in Rockville, Maryland, pursuant to a lease that expires in February 2027. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Stockholders

Our common stock is listed on the Nasdaq Global Market under the symbol “SNSE”. As of March 10, 2022, we had 30,682,813 shares of common stock outstanding held by 230 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Reserved.

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

Overview

We are a biopharmaceutical company engaged in the discovery, development, and delivery of next-generation immunotherapies with an initial focus on treatments for cancer. Our focus is to leverage well characterized biological targets to generate novel product candidates that incorporate next generation technologies or approaches. We have built a robust set of R&D capabilities and infrastructure to support the discovery and advancement of our product candidates. Our goal is to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations. Therapeutic drugs targeting the programmed cell death protein 1, or PD-1, and its related ligand, or PD-L1, have emerged as one of the most promising classes of therapeutics for the treatment of cancer. Drugs utilizing PD-1 blockade have been approved by the FDA to treat at least 20 different types of cancer and, in 2020, generated sales of approximately $30 billion worldwide. By 2026, the total global market for drugs utilizing PD-1 blockade is estimated to exceed $90 billion. However, despite the widespread us of checkpoint inhibitors, approximately 70% of patients do not achieve survival benefit from treatment. Common patterns associated with non-response to PD-1 blockade treatment are immune-excluded or segregated tumors, where T-cells are present but trapped in the adjacent stroma and immune-ignored tumors, where there is an overall paucity of T cells in the tumor. A third important group of PD-1 non-responsive tumor are those that are inflamed, but which don’t respond to PD-1 blockade monotherapy.

We have developed two platforms that are designed to address resistance to immunotherapy. Our TMAb (Tumor Microenvironment Activated Biologics) platform generates next-generation antibodies that block key immune checkpoints selectively within the tumor microenvironment. Our ImmunoPhage platform is a pioneering approach to cancer therapy that utilizes and combines aspects of vaccine, gene therapy, and personalized medicine approaches. Both platforms are designed to work independently or have the potential to be combined for to create powerful rational drug combinations.

Since our inception, we have devoted the majority of our efforts and financial resources to research and development activities related to our TMAb and ImmunoPhage platforms and our other product candidates, including raising capital, protecting our intellectual property portfolio and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. We have largely funded our operations with proceeds from the sale of convertible preferred stock, common stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our initial public offering, or IPO, in February 2021.

We have incurred significant operating losses over the last several years. Our net loss was $36.8 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $149.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
prepare to file INDs and then initiate clinical development of our product candidates, including SNS-101 and SNS-401-NG;
•
continue the research and development of our other product candidates;
•
invest in our TMAb and ImmunoPhage platforms;
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

Impact of COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization ("WHO") and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and are difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that impact the timing of our planned and ongoing studies and clinical trials and affect our ability to complete preclinical studies, future clinical trials or to procure items that are essential for our research and development activities.

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

We do not track our research and development expenses by program. Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. We use internal resources primarily to conduct research and manage our preclinical development, outsourced clinical trials, process development, manufacturing and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct clinical trials and prepare regulatory filings for our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our other product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•
the scope, progress, outcome and costs of our preclinical studies and clinical trials for our current product candidates and any other product candidates we may acquire or develop;
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

Alvaxa IPR&D

On May 18, 2020, we acquired Alvaxa Biosciences, or Alvaxa, in a cash and stock purchase pursuant to a Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, we acquired Alvaxa’s existing camelid nanobodies and other biomaterials, or the Biomaterials, expertise in nanobody discovery, as well as a license agreement with a research organization. The former majority shareholder of Alvaxa is our current Chief Research and Development Officer. Under the Stock Purchase Agreement,

we paid $197 thousand to settle liabilities assumed from Alvaxa and issued 304,376 shares of our common stock to the shareholders of Alvaxa. We have evaluated the acquisition under ASC 805, Business Combinations and determined this to be an asset acquisition.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our deferred tax assets will not be realized.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$21,662	$11,185	$10,477
General and administrative	15,820	7,528	8,292
Alvaxa IPR&D	—	738	(738)
Total operating expenses	37,482	19,451	18,031
Loss from operations	(37,482)	(19,451)	(18,031)
Total other income (expense)	688	(649)	1,337
Net loss	$(36,794)	$(20,100)	$(16,694)

Research and Development Expenses

Research and development expenses were $21.7 million for the year ended December 31, 2021, compared to $11.2 million for the year ended December 31, 2020. The increase of $10.5 million was primarily attributable to $5.7 million of increased personnel cost, including stock-based compensation and incentives, and $3.6 million of additional expenses relating to lab supply purchases, both to support our research, development and manufacturing activities, $0.5 million of higher consulting expenses related to our product candidate selection process, $0.5 million of higher equipment maintenance expenses relating to equipment qualification, $0.5 million relating to higher depreciation expense, $0.3 million relating to increased expenses for manufacturing contracts, $0.2 million of higher licensing fees, as well as $0.2 million of increased IT and computer related expenses. These increases were partially offset by decreases in expenses of $0.6 million relating to clinical trials, $0.3 million relating to outside research fees and $0.3 million relating to research fees.

General and Administrative Expenses

General and administrative expenses were $15.8 million for the year ended December 31, 2021, compared to $7.5 million for the year ended December 31, 2020. The increase of $8.3 million was primarily attributable to $4.8 million of increased personnel costs, including stock-based compensation and incentives, to support our business, as well as $2.4 million of higher costs for directors and officers insurance, $1.4 million of increased professional service fees, $0.3 million related to increased marketing and promotion expenses $0.3 million relating to board fees, $0.2 million relating to increased office supplies expense, $0.2 million of increased travel and entertainment expense, $0.1 million of increased expenses relating to higher IT and computer costs and $0.1 million relating to higher subscription fees, partially offset by $1.3 million lower expenses relating to offering support and $0.5 million of lower expenses relating to Alvaxa stock compensation expense booked in 2020.

Other Income (Expense)

Other income was $0.7 million for the year ended December 31, 2021, compared to other expense of $0.6 million for the year ended December 31, 2020. The increase of $1.3 million was primarily attributable to a $0.6 million loss on fair value adjustments of embedded derivative liabilities associated with certain convertible debt in 2020, a gain on debt extinguishment of $0.6 million relating to the SBA approving the forgiveness for the full amount of the PPP Loan, plus interest, in 2021 and a $0.2 million increase relating to interest on investments.

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

Research and Development Expenses

Research and development expenses were $11.2 million for the year ended December 31, 2020, compared to $8.4 million for the year ended December 31, 2019. The increase of $2.8 million was primarily attributable to investments being made in early research and development activities and the clinical and preclinical development of SNS-301, SNS-401 and SNS-101.

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

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our initial public offering, or IPO, in February 2021.Our net loss was $36.8 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $149.2 million Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $147.6 million. Of this amount we have short-term liquidity of $79.5 million in cash, cash equivalents and marketable securities with maturities of one year or less and long-term liquidity of $68.1 million relating to marketable securities with maturities of greater than one year. From December 2020 to January 2021, we issued and sold 165,956,208 shares of Series BB convertible preferred stock to a group of investors, in exchange for $34.4 million of new gross proceeds, of which approximately $10.9 million was received in December 2020. In February 2021, we issued an aggregate of 8,030,295 shares of common stock in our initial public offering at a price to the public of $19.00 per share, for aggregate gross proceeds of $152.6 million. We paid underwriting discounts and commissions of $10.7 million, and we also incurred expenses of $3.4 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $138.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(30,259)	$(17,705)
Net cash used in investing activities	(143,118)	(1,403)
Net cash provided by financing activities	163,940	35,453
Net (decrease) increase in cash and cash equivalent	$(9,437)	$16,345

Operating Activities

During the year ended December 31, 2021, our operating activities used $30.3 million of cash, primarily resulting from our net loss. During the year ended December 31, 2020, operating activities used $17.7 million of cash, primarily resulting from our net loss. The increase in net cash used in operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is attributed to an increase in personnel and an increase in both our research and development and general and administrative expenses.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $143.1 million, primarily resulting from our investments of our net proceeds from our initial public offering and Series AA and Series BB convertible preferred stock financings in short-term marketable securities. During the year ended December 31, 2020, net cash used was $1.4 million from the purchase of Alvaxa and purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $163.9 million, primarily from the net proceeds from the issuance of common stock in our initial public offering, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the initial public offering. During the year ended December 31, 2020, net cash provided by financing activities was $35.5 million, primarily from the issuance of our Series AA and Series BB convertible preferred stock, as well as $0.6 million received in unsecured loan funding from the Paycheck Protection Program, offset by approximately $2.1 million of initial public offering costs.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices and lab facilities. As of December 31, 2021, we had operating lease payment obligations of $8.0 million, with $1.6 million payable within 12 months. See note 7 in our annual financial statements included elsewhere in this Form 10-K for additional information.

Capital Leases

We lease research equipment under a capital finance lease. The capital lease asset is classified within property and equipment, net within our condensed consolidated balance sheets. As of December 31, 2021, we had capital lease payment obligations of $2.3 million, with $0.7 million payable within 12 months. See note 7 in our annual financial statements included elsewhere in this Form 10-K for additional information.

In the pharmaceutical industry, it can take a significant amount of time and capital resources to successfully complete all stages of research and development and commercialize a product candidate. The ultimate length of time and spend required cannot be accurately estimated as it varies substantially according to the type, complexity, novelty and intended use of a product candidate. Please see the "Funding Requirements" section below for further details.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to incur significant costs associated with operating as a newly public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for SNS-101 and SNS-401-NG and our other product candidates;
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

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Estimates

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are described in note 2 to our annual financial statements beginning on page F-1 of this Form 10-K, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Accrued Research and Development Expenses

We incur expenses associated with preclinical development and clinical trials. Accounting for preclinical or clinical activities relating to work performed by CROs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. We determine the estimated costs through discussions with the internal personnel and external service providers as to the progress, or stage of completion of the services and the agreed-upon fees to be paid for such services. This process involves a thorough review of open contracts and evaluation by internal personnel to identify services received that have been performed for us and estimating the associated cost incurred for these services for which we have not yet been invoiced or otherwise notified of the actual cost. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the closing price of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options and warrants, the risk-free interest rate for a period that approximates the expected term of our stock options and warrants and our expected dividend yield. The fair value of our stock options and warrants on the date of grant, prior to February 3, 2021, was determined by us with the assistance of a third-party valuation specialist in accordance with the guidance in the American Institute of Certified Public Accountants Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as our common stock was not actively traded.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

During the audit of our financial statements for the year ended December 31, 2020, two material weaknesses were identified in our internal control over financial reporting. Under standards established by the PCAOB, a “material weakness” is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The material weaknesses that were identified related to lack of segregation of duties, lack of a risk assessment process and lack of contemporaneous documentation and accounting analysis.

We took actions to remediate the material weakness relating to our internal controls over financial reporting, as described below. The controls and processes we implemented to remediate the identified material weakness included:

• hiring qualified personnel with experience in accounting and financial reporting which also provided segregation of duties within our internal control procedures to support the accurate reporting of our financial results;

• replacing outdated legacy systems with updated enterprise resource planning and equity management systems; and

• designing and implementing the risk assessment process.

As a result of the remediation activities and controls in place as of December 31, 2021 described above, we have remediated these previously disclosed material weaknesses. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
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

4.2	Forms of Warrant to Purchase Common Stock (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980)).
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

10.12*#	Non-Employee Director Compensation Policy.
10.13*	Separation from Employment Letter and Separation Agreement, by and between Sensei Biotherapeutics, Inc. and Marie-Louise Fjaellskog, dated as of December 1, 2021.
10.14*	Boston Lease

10.15#

First Amended and Restated Employment Agreement, dated April 28, 2021, by and between the Company and Erin Colgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 001-39980) file with the SEC on May 3, 2021).

10.16*	Amended and Restated Employment Agreement dated January 1, 2022, by and between the Company and Erin Colgan
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Sensei Biotherapeutics, Inc.

Date:	March 15, 2022	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Celebi	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
John Celebi

/s/ Erin Colgan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Erin Colgan

/s/ William Ringo	Chair	March 15, 2022
William Ringo

/s/ Bob Holmen	Director	March 15, 2022
Bob Holmen

/s/ James Peyer, Ph.D.	Director	March 15, 2022
James Peyer, Ph.D.

/s/ Samuel Broder, M.D.	Director	March 15, 2022
Samuel Broder, M.D.

/s/ Thomas Ricks	Director	March 15, 2022
Thomas Ricks

/s/ Deneen Vojta	Director	March 15, 2022
Deneen Vojta

/s/ Jessie English	Director	March 15, 2022
Jessie English

/s/ Kristian Humer	Director	March 15, 2022
Kristian Humer

SENSEI BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sensei Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensei Biotherapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock, common stock and stockholders’ equity (deficit), and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2022

We have served as the Company’s auditor since 2016.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,159	$16,596
Marketable securities	140,462	—
Deferred offering costs	—	2,105
Prepaid expenses	547	1,375
Other current assets	374	—
Total current assets	148,542	20,076
Property and equipment, net	4,644	1,266
Other non-current assets	39	86
Total assets	$153,225	$21,428
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,456	$3,882
Compensation and employee benefits	1,753	916
Capital lease liabilities	680	32
Total current liabilities	4,889	4,830
Debt	—	567
Capital lease liabilities	1,674	86
Other non-current liabilities	149	52
Total liabilities	6,712	5,535
Commitments and contingencies (Note 7)
Convertible preferred stock (Series AA) (Note 8)	—	61,411
Convertible preferred stock (Series BB) (Note 8)	—	10,925
Stockholders’ equity (deficit):
Common stock, $0.0001 par value and 250,000,000 shares authorized as of December 31, 2021; 30,609,029 and 1,875,422 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	296,049	55,969
Accumulated deficit	(149,206)	(112,412)
Accumulated other comprehensive loss	(333)	—
Total stockholders’ equity (deficit)	146,513	(56,443)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$153,225	$21,428

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$21,662	$11,185
General and administrative	15,820	7,528
Alvaxa IPR&D	—	738
Total operating expenses	37,482	19,451
Loss from operations	(37,482)	(19,451)
Other income (expense):
Interest income	800	—
Interest expense, including $0 and $645 with related parties in 2021 and 2020, respectively	(670)	(1,689)
Fair value adjustments on embedded debt derivatives, including $0 and $575 with related parties in 2021 and 2020, respectively	—	995
Loss on fixed asset disposal	(9)	—
Gain on debt extinguishment	567	45
Net loss	(36,794)	(20,100)
Cumulative dividends on convertible preferred stock	—	(104)
Net loss attributable to common stockholders	(36,794)	(20,204)
Net loss per common share, basic and diluted	$(1.33)	$(12.53)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,710,686	1,612,140
Comprehensive loss:
Net loss attributable to common stockholders	$(36,794)	$(20,204)
Other comprehensive items:
Unrealized loss on marketable securities	(333)	—
Total other comprehensive loss	(333)	—
Total comprehensive loss	$(37,127)	$(20,204)

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible Preferred Stock (Series A-F)		Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Amount	Deficit
Balance at January 1, 2020	15,257,663	$47,545	—	$—	—	$—	369,491	$—	$23,650	$(92,312)	$—	$(68,662)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,492	—	—	1,492
Conversion of series A,B,C,D,E,F preferred stock into common stock	(15,257,663)	(47,545)	—	—	—	—	627,871	—	47,545	—	—	47,545
Conversion of common stock into series AA preferred stock	—	—	210,310,025	17,274	—	—	(148,732)	—	(17,274)	—	—	(17,274)
Preferred stock issued in exchange for note redemption	—	—	219,764,872	18,050	—	—	—	—	—	—	—	—
Issuance of series AA preferred stock	—	—	317,608,275	26,087	—	—	—	—	—	—	—	—
Issuance of series BB preferred stock					52,680,306	10,925						—
Issuance of common stock	—	—	—	—	—	—	705,750	—	—	—	—	—
Exercise of options into common stock	—	—	—	—	—	—	16,666	—	15	—	—	15
Issuance of common stock related to Alvaxa IPR&D acquisition	—	—	—	—	—	—	304,376	—	541	—	—	541
Net loss	—	—	—	—	—	—	-	—	—	(20,100)	—	(20,100)
Balance at December 31, 2020	—	$—	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$—	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,657	—	—	5,657
Issuance of series BB preferred stock					113,275,902	23,491	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	—	—	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	—	95,828
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	8,030,295	1	138,488	—	—	138,489
Exercise of options into common stock							8,834	—	28	—	—	28
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	11,700	—	80	—	—	80
Exercise of common stock warrants	—	—	—	—	—	—	1,648,709	—	1	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(333)	(333)
Net loss	—	—	—	—	—	—	-	—	—	(36,794)	—	(36,794)
Balance at December 31, 2021	—	$—	$—	$—	—	$—	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(36,794)	$(20,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,657	1,492
Depreciation and amortization	685	209
Accretion on debt	—	1,578
Accretion on marketable securities	615	—
Fair value adjustments on embedded debt derivatives	—	(995)
Interest on capital lease	57	12
Gain on fixed asset disposal	(29)	—
Issuance of common stock for Alvaxa acquisition	—	541
Gain on debt extinguishment	(567)	(45)
Changes in operating assets and liabilities:
Prepaid expenses	828	(1,124)
Other assets	(327)	361
Accounts payable and accrued liabilities	(1,426)	335
Accrued interest	—	53
Compensation and employee benefits	837	(271)
Other liabilities	205	249
Net cash used in operating activities	(30,259)	(17,705)
Investing activities
Purchases of property and equipment	(2,026)	(1,206)
Proceeds from property and equipment disposals	318	—
Purchases of short-term investments	(183,669)	—
Sales of short-term investments	11,259	—
Maturities of short-term investments	31,000	—
Alvaxa IPR&D acquisition	—	(197)
Net cash used in investing activities	(143,118)	(1,403)
Financing activities
Proceeds from the PPP loan	—	567
Proceeds from the exercise of common stock warrants and options	29	20
Deferred offering costs	—	(2,105)
Purchases related to employee stock purchase plan	80	—
Capital lease payments	(255)	(41)
Proceeds on the issuance of series AA convertible preferred stock	—	26,087
Proceeds on the issuance of series BB convertible preferred stock	23,492	10,925
'Proceeds from issuance of common stock upon initial public offering, net of issuance costs	140,594	—
Net cash provided by financing activities	163,940	35,453
Net (decrease) increase in cash and cash equivalents	(9,437)	16,345
Cash and cash equivalents at beginning of period	16,596	251
Cash and cash equivalents at end of period	$7,159	$16,596
Supplemental disclosure of noncash financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$—	$204
Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,207
Interest on financing	$57	$12
Conversion of series A,B,C,D,E,F convertible preferred stock into common stock	$—	$47,545
Conversion of series AA and BB convertible preferred stock into common stock	$95,826	$—
Conversion of common stock into series AA convertible preferred stock	$—	$17,274
Convertible preferred stock issued in exchange for note redemption	$—	$18,050

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO consolidated FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”) is a biopharmaceutical company that was incorporated in 1999 as a Maryland corporation until incorporated in Delaware on December 1, 2017. The Company is engaged in the discovery, development and delivery of next generation immunotherapies with an initial focus on treatments for cancer.

On May 18, 2020, the Company acquired Alvaxa Biosciences, Inc. (“Alvaxa”) in a cash and stock purchase (“Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the Company acquired Alvaxa’s existing camelid nanobodies and other biomaterials (“Biomaterials”), expertise in nanobody discovery, as well as a license agreement with a research organization. The former majority shareholder of Alvaxa is the Company’s current Chief Research and Development Officer. Under the Stock Purchase Agreement, the Company paid $197 thousand to settle liabilities assumed from Alvaxa and issued 304,376 shares of the Company’s common stock to the shareholders of Alvaxa. The Company has evaluated the acquisition under ASC 805, Business Combinations and determined this transaction to be an asset acquisition.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $36.8 million for the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $149.2 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

On February 3, 2021, the Company completed its initial public offering, or IPO, in which the Company issued and sold 8,030,295 shares of its common stock, including 1,030,243 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received $138.5 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company.

The Company expects that its cash, cash equivalents and marketable securities, as of December 31, 2021 of $147.6 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, depreciation of equipment, fair value of financial instruments, the Company’s ability to continue as a going concern and contingencies. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. As of December 31, 2021, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

The fair value of the Company’s stock options and warrants on the date of grant, prior to February 3, 2021 was determined by the Company with the assistance of a third-party valuation specialist in accordance with the guidance in the American Institute of Certified Public Accountants Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as the Company’s common stock was not actively traded.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

Reclassifications

Certain reclassifications have been made to the presentation of amounts in our Consolidated Balance Sheet as of December 31, 2020 to conform to the current year presentation. Specifically, prepaid expenses were reclassified from other current assets, as well as operating lease liability from other non-current liabilities, and presented separately on our Consolidated Balance Sheets. Changes in prepaid expenses were reclassified from changes in other assets and presented separately on our Consolidated Statements of Cash Flows.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessee apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases today. ASU 2016-02 supersedes the previous lease standard, ASC Topic 840 ("ASC 840"), Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements ("ASU 2018-11"), which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. ASU 2018-11 specifically permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC 840. ASU No. 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. The Company is adopting ASU 2016-02 using the modified retrospective method, upon its effective date of January 1, 2022. The Company is electing the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification for all leases in effect at adoption. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The most significant impact of the adoption of ASU 2016-02 to the Company relates to its accounting for leases currently classified as operating leases. The Company estimates that the approximate amount of additional liabilities and ROU assets that will be recognized in its consolidated balance sheet upon adoption will be between $5.5 million to $6.5 million.

Recently Issued Accounting Standards

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless otherwise state.

The Company will remain an “emerging growth company” until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more, (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”), which generally is when it has more than $700 million in market value of its stock held by non-affiliates, has been a public company for at least 12 months and have filed one annual report on Form 10-K.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$37,982	$-	$(16)	$37,966
Corporate bonds	95,813	-	(251)	95,562
U.S. Government agencies	7,000	-	(66)	6,934
Total	$140,795	$-	$(333)	$140,462

As of December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $68.1 million that had maturities of one to three years.

As of December 31, 2021, the marketable securities in a loss position had a maturity of less than one year, except for corporate bonds and U.S. government agencies securities with a fair value of $68.1 million, that had maturities of one to three years.

As of December 31, 2021, $46 thousand and $287 thousand of unrealized losses are associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the twelve months ended December 31, 2021.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Research equipment	$4,974	$1,767
Office equipment and furniture	606	94
Leaseholder improvement	253	-
Total property and equipment	5,833	1,861
Less accumulated depreciation and amortization	(1,189)	(595)
Property and equipment, net	$4,644	$1,266

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $685 thousand and $209 thousand, respectively.

5. Debt

Debt consists of the following (in thousands):

	December 31, 2021	December 31, 2020
PPP Loan	$—	$567
Total debt	—	567
Less current portion	—	—
Noncurrent debt	$—	$567

PPP loan

In May 2020, the Company received $567 thousand in loan funding from the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Flexibility Act, and administered by the Small Business Administration. The unsecured loan (the “PPP Loan”) was with Silicon Valley Bank.

Under the terms of the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. On August 6, 2021, the Small Business Administration approved the forgiveness for the full amount of the PPP Loan, which included principal of $567 thousand, plus interest. The Company recognized a gain on debt extinguishment in other income (expense) on the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.

Convertible debt

The Company had historically issued various convertible debt instruments to third parties and related parties during 2019 and preceding periods. All of these convertible debt instruments were redeemed into shares of Series AA convertible preferred stock during 2020, primarily related to the Company’s recapitalization disclosed in Note 8 of these financial statements.

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

In September and October 2019, the Company issued an aggregate of $1,500 thousand in secured convertible promissory notes (“2019 Secured Notes”) with a repayment premium of 150% of the principal amount. Interest on the principal amount outstanding was fixed at 10% with a maturity date of December 31, 2020 to a related party. The repayment premium of $2,250 thousand was being amortized as incremental interest expense using the effective interest method over the life of the 2019 Secured Notes prior to the January 2020 redemption.

The automatic conversion features of the 2019 Secured Notes were determined by management to be embedded derivative instruments. The embedded derivative instruments are initially measured at fair value and classified as a liability on the balance sheet, within the same line item as the 2019 Secured Notes. Subsequent changes in fair value are in net loss on the consolidated statement of operations as fair value adjustments on embedded debt derivatives expense. To determine the fair value of the aggregated automatic conversion features, management utilized a “with-and-without” in a modified convertible bond model, incorporating the automatic conversion features. Key assumptions utilized in determining the initial fair value were: (a) 5% to 10% probability of settlement at the contractual maturity date; (b) 25% probability of settlement on a change of control or upon a qualified initial public offering in 9 to 10 months of issuance; and (c) 65% probability of settlement on a qualified financing in 6 months of issuance. Based upon the modified convertible bond model utilized by management, the fair value of the automatic conversion features was determined to be $940 thousand upon issuance of the 2019 Secured Notes and was being amortized as incremental interest expense using the effective interest method over the life of the 2019 Secured Notes.

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

The 2019 Special Note contains a feature requiring amendment of the original instrument if the Company issues additional instruments with preferable terms relative to those contained in the 2019 Special Note. In September 2019, the original agreement was amended requiring a 150% repayment premium in addition to the original 10% interest rate based upon the Company’s issuance of the 2019 Secured Notes. The repayment premium of $1,500 thousand was being amortized as incremental interest expense using the effective interest method over the life of the 2019 Special Note.

The automatic conversion features of the 2019 Special Note were determined by management to be embedded derivative instruments. The embedded derivative instruments are initially measured at fair value and classified as a liability on the balance sheet, within the same line item as the 2019 Special Note. Subsequent changes in fair value are in net loss as fair value adjustments on embedded debt derivatives expense. To determine the fair value of the aggregated automatic conversion features, management utilized a “with-and-without” in a modified convertible bond model, incorporating the automatic conversion features. Key assumptions utilized in determining the initial fair value were: (a) 10% probability of settlement at the contractual maturity date; (b) 25% probability of settlement on a change of control or upon a qualified initial public offering in 10 months of issuance; and (c) 65% probability of settlement on a qualified financing in 6 months of issuance. Based upon the modified convertible bond model utilized by management, the fair value of the automatic conversion features was determined to be $663 thousand upon issuance of the 2019 Special Note and was being amortized as incremental interest expense using the effective interest method over the life of the 2019 Special Note.

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

The 2019 Special Note matured in April 2020 and stopped accruing interest at that time. Management determined the fair value of the conversion features within the 2019 Special Note was zero upon maturity since the conversion features provided no incremental value to the holder beyond the contractually obligated amount. In November 2020, the 2019 Special Note, repayment premium and accrued interest was redeemed into 31,591,824 shares of Series AA convertible preferred stock. The delay from maturity in April 2020 to redemption in November 2020 was administrative in nature, as the holder is a principle owner related party.

The Company issued to a related party $2,250 thousand and $750 thousand 2018 convertible promissory notes (“2018 Bridge Notes”) in 2019 and 2018, respectively, to fund the Company’s operations. Interest on the principal amount outstanding is fixed at 10%.

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

6. FAIR VALUE MEASUREMENTS

The Company did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, but certain embedded debt derivates were settled during the year ended December 31, 2020.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$5,404	$-	$-	$5,404
Investments:
Commercial paper	-	37,966	-	37,966
Corporate bonds	-	95,562	-	95,562
U.S. Government agencies	-	6,934	-	6,934
Total	$5,404	$140,462	$-	$145,866

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

The Company’s embedded debt derivatives during 2020 are measured at fair value using a probability-weighted discounted cash flow valuation methodology. The determination of the fair value of embedded debt derivatives includes inputs not observable in the market and as such, represents a Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, including probabilities of debt settlement scenarios and a discount rate. This approach results in the classification of these embedded debt derivatives as Level 3 of the fair value hierarchy

The assumptions utilized to value the embedded debt derivatives during the year ended December 31, 2020 prior to the settlement of such instruments included the actual outcome of the underling debt host contract, whether it was settled on a qualified financing prior to the contractual maturity date or settlement at the contractual maturity date. For the year ended December 31, 2020, the Company recognized $1.0 million of income in the condensed consolidated statement of operations as other income—fair value adjustments on embedded debt derivatives. The fair value of the embedded debt derivate was zero as of December 31, 2020

The following table provides a reconciliation of embedded debt derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2019	$3,920
Change in fair value	(995)
Settlement	(2,925)
Balance at December 31, 2020	$—

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2021 and 2020.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

As of December 31, 2021, the Company leases an office facilities and other equipment under operating leases, which expire at various dates through 2027. Lease expense for the years ended December 31, 2021 and 2020 was $1,488 thousand and $1,439 thousand, respectively.

The following table presents the future annual minimum payments required under noncancellable operating leases at December 31, (in thousands):

2022	1,585
2023	1,606
2024	1,641
2025	1,689
2026	1,413
2027	59
Total operating lease obligations	$7,993

Capital Lease

The Company leases research equipment under a capital finance lease. The capital lease asset is classified within property and equipment, net within the Company’s condensed consolidated balance sheets.

In 2021, the Company entered into a lease agreement with a third party company related to various research equipment and furniture, which included the Company selling specific equipment for $293 thousand and leasing it back for a four year period. The associated lease facility includes up to $5 million for the purchase of equipment on an as needed basis. As of December 31, 2021, the Company has $3.1 million available for purchases under this arrangement. The Company has an option to purchase the equipment at fair market value, not to exceed 15% of the original equipment cost, or to renew the lease for an additional one- or two-year period at a mutually agreed upon rate.

In 2021, the Company entered into a lease for various research equipment. The terms of the four-year lease specify a monthly payment of $13 thousand, with the option to purchase the equipment for fair market value, to be determined by the lessor, at the end of the lease.

The following table presents the future annual minimum payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, (in thousands):

2022	$699
2023	674
2024	674
2025	553
2026	47
Total capital lease obligations	2,647
Less amount representing interest	(293)
Present value of minimum capital lease obligations	$2,354

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

Coronavirus pandemic

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 pandemic at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity during 2022 and beyond.

8. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Initial Public Offering

In February 2021, the Company completed its initial public offering in which the Company issued and sold 8,030,295 shares of its common stock, including 1,030,243 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received approximately $138.5 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company.

Upon closing of the initial public offering on February 8, 2021, all of the Company’s outstanding preferred stock converted into an aggregate of 19,034,069 shares of common stock.

On February 8, 2021, in connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware. The Amended Certificate, among other things: (i) authorized 250,000,000 shares of common stock; (ii) eliminated all references to the previously existing series of preferred stock; and (iii) authorized 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series.

2020 Recapitalization

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

Secondary Series AA Convertible Preferred Stock Issuance

From July to September 2020, the Company issued and sold 103,453,773 shares of Series AA convertible preferred stock at $0.082135 per share in exchange for $8.5 million in gross proceeds. These instruments were converted into common stock as part of the initial public offering.

Series BB Convertible Preferred Stock Issuance

In January 2021, the Company issued and sold 113,275,902 shares of Series BB convertible preferred stock at $0.207383 per share in exchange for $23.5 million in gross proceeds. In December 2020, the Company issued and sold 52,680,306 shares of Series BB convertible preferred stock at $0.207383 per share in exchange for $10.9 million in gross proceeds. These instruments were converted into common stock as part of the initial public offering.

Series A, B, C, D, E and F Convertible Preferred Stock

All Series A, B, C, D, E, and F convertible preferred stock were converted into common stock as part of the January Recapitalization discussed above. There were no other transactions involving Series A, B, C, D, E, and F convertible preferred stock during the year ended December 31, 2020.

Dividends were cumulative and accrue annually on all outstanding Series A, B, C, D, E and F of preferred stock at 8% per annum.

Cumulative and unpaid dividends were converted into shares of common stock at the same rates as the underlying convertible preferred stock as part of the January Recapitalization disclosed above.

Common Stock Warrants

The following is a summary of the common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the years ended December 31, 2021 and 2020:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	26,823	$102.74	9.17	$—
Granted	1,099,536	$1.40
Exercised	(710,211)	$0.01
Expired	(3,886)	$64.32
Outstanding at December 31, 2020	412,262	$9.60	6.71	$1,380
Granted	1,648,707	$0.01
Exercised	(1,648,707)	$(0.01)
Expired	—	$—
Outstanding at December 31, 2021	412,262	$9.81	5.71	$723

9. STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021, and the Company’s stockholders on January 28, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. The 2021 Plan, which superseded the Company’s previous equity incentive plan, provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. There were 1,964,702 shares reserved for issuance pursuant to the 2021 Plan as of December 31, 2021, which increased to 3,189,063 shares as of January 1, 2022.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the closing the IPO. A total of 333,333 shares of common stock were initially reserved for this issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2021, the Company had issued 11,700 shares under the 2021 ESPP. As of December 31, 2021, 321,633 shares were available to be issued under the 2021 ESPP and increased to 627,723 shares on January 1, 2022. The Company recognized share-based compensation expense of $14 thousand related to the ESPP through December 31, 2021.

Stock Options

The following is a summary of the stock option award activity during the years ended December 31, 2021 and 2020:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	77,604	$114.11	8.12	$—
Granted	1,899,507	$2.02
Exercised	(16,666)	$(1.23)
Forfeited	(13,322)	$(119.38)
Expired	—	$—
Outstanding at December 31, 2020	1,947,123	$5.70	9.56	$10,284
Granted	1,741,159	$15.93
Exercised	(8,834)	$(1.23)
Forfeited	(652,984)	$(9.18)
Expired	—	$—
Outstanding at December 31, 2021	3,026,464	$10.84	8.51	$6,403
Exercisable at December 31, 2021	872,570	$9.82	7.44	$3,352
Options expected to vest at December 31, 2021	2,153,894	$11.25	9.04	$3,051

The aggregate intrinsic value of stock options exercised in the year ended December 31, 2021 and 2020 was $0.1 million. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the grant dates at a weighted average grant date fair value of $12.12 and $3.09 for stock options granted during the years ended December 31, 2021 and 2020, respectively.

The total fair value of options vested during the years ended December 31, 2021 and 2020 was $2.8 million and $1.1 million, respectively.

At December 31, 2021, there was approximately $16.0 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.94 years.

At December 31, 2020, there was approximately $5.9 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.99 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the years ended December 31, 2021 and 2020:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	57,420	$7.95	4.83	$—
Granted	—	$—
Exercised	—	$—
Expired	(208)	$(96.00)
Outstanding and exercisable at December 31, 2020	57,212	$7.62	3.64	$98
Granted	—	$—
Exercised	—	$—
Expired	(208)	$(192.00)
Outstanding and exercisable at December 31, 2021	57,004	$6.94	2.91	$2.26

As of December 31, 2021, there was no unrecognized stock-based compensation expense associated with the common stock warrants.

During 2021 and 2020, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Years Ended December 31,
	2021	2020
Volatility	89%-98%	90%-100%
Expected life (years)	5.5–6.1	0.5–6.1
Risk-free interest rate	0.4%–1.4%	0.1%–0.7%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$2,238	$555
General and administrative	3,419	937
Total stock-based compensation expense	$5,657	$1,492

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the years ended December 31, 2021 and 2020, the Company’s matching contributions were $248 thousand and $116 thousand, respectively.

11. RELATED-PARTY TRANSACTIONS

Service Agreement

During 2020, the Company entered into a service agreement with Hope Farms at Disco Bay LLC("Hope Farms") to provide animal vaccination testing and provide samples to the Company. The Company’s Chief Research and Development Officer is a co-founder and partial owner of Hope Farms. Further, the CEO of Hope Farms is the spouse of the Company’s Chief Research and Development Officer. Expenses booked by the Company relating to this service agreement for the years ended December 31, 2021 and 2020, were $212 thousand and $67 thousand, respectively. $47 thousand was outstanding to Hope Farms as of December 31, 2021 and subsequently paid in 2022.

Consulting Agreement

During 2020, the Company entered into an agreement with a principal owner of the Company to provide consulting services to the Company in exchange for $1,500 thousand. Under the terms of the agreement, the Company recorded expense of $1,125 thousand in 2020, with a $1,500 thousand payment made in January 2021. The contract was completed and the remaining balance of $375 thousand under the agreement was recorded as an expense in January 2021.

12. INCOME TAXES

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Current tax provision	—	—
Deferred:
Federal	(6,598)	(2,097)
State	(1,705)	(430)
Deferred tax benefit	(8,303)	(2,527)
Less change in valuation allowance	8,303	2,527
Total income tax provision	$—	$—

The components of the Company’s loss before income tax expense in comprised solely of domestic sources. The effective income tax rate for the years ended December 31, 2021 and 2020 is different from the federal statutory income tax rate primarily due to the change in valuation allowance against deferred tax assets and permanent differences primarily related to equity based compensation. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes	4.6	3.6
Non-deductible interest and embedded debt derivative income and expense	—	(1.7)
Non-deductible transactions costs	(0.2)	(1.2)
Other	(0.8)	(0.2)
Equity-based compensation deferred tax asset adjustment	—	(8.7)
Equity-based compensation	(2.0)	(0.2)
Change in valuation allowance	(22.6)	(12.6)
Effective income tax rate	— %	— %

The Company’s deferred tax assets consist primarily of its net operating loss, research and development tax credit carryforwards and capitalized research and development expenditures, along with other minor temporary differences. No amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. The Company has provided a valuation allowance against its total net deferred tax assets because the Company’s ability to generate sufficient future taxable income is uncertain.

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards	$27,107	$22,271
Equity-based compensation	1,103	706
Research and development tax credit carryforwards	1,364	1,364
Capitalized R&D expenditures	3,169	—
Other accruals	408	414
Total deferred tax assets	$33,151	24,755
Valuation allowance	(33,151)	(24,755)
Net deferred tax assets	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company believes it could be subject to certain limitations on the utilization of these net operating losses pursuant to Internal Revenue Code Section 382. Therefore, the Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2021 and 2020.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2021 and 2020.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred as of December 31, 2021. An ownership change would restrict its ability to use its NOLs or tax credit carryforwards and could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

The Company’s valuation allowance increased during the year by $8,396 thousand for the year ended December 31, 2021 due primarily to the generation of net operating losses and a $93 thousand change recorded to equity.

As of December 31, 2021, the Company has net operating loss carryforwards for federal and state tax reporting purposes of $100,479 thousand and $92,399 thousand, respectively, a portion of which expire beginning in 2022. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $58,541 thousand have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period. As of December 31, 2021, the Company has research and development tax credit carryforwards of approximately $1,364 thousand, which expire beginning in 2034.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2018 for both federal and state. However, to the extent the Company utilizes net operating losses from years prior to 2018, the statute remains open to the extent of the net operating losses or other credits are utilized.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Years Ended December 31,
	2021	2020
Net loss	$(36,794)	$(20,100)
Cumulative dividends on convertible preferred stock	—	(104)
Net loss attributable to common stockholders	$(36,794)	$(20,204)
Net loss per share—basic and diluted	$(1.33)	$(12.53)
Weighted-average number of shares used in computing net loss per share—basic and diluted	27,710,686	1,612,140

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Years Ended December 31,
	2021	2020
Convertible preferred stock	—	747,683,172
Stock options to purchase common stock	2,649,965	1,947,123
Warrants issued to employees and contractor to purchase common stock	57,004	57,212
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

14. SUBSEQUENT EVENTS

Stock-Based Compensation

On February 15, 2022, the Company granted equity awards for 749,150 shares under the 2021 Plan, consisting of options exercisable for 568,604 shares of common stock and restricted stock units for 180,546 shares of common stock with a grant date fair value of $2.4 million and $0.8 million, respectively.