Form 10-Q
period 2022-03-31
Sensei Biotherapeutics, Inc.
filed 2022-05-10
CIK 1829802

may 10

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of May 6, 2022 was 30,628,813.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,721	$7,159
Marketable securities	127,503	140,462
Prepaid expenses	2,554	547
Other current assets	199	374
Total current assets	138,977	148,542
Right of use assets - operating leases, net	6,267	—
Right of use assets - financing leases, net	2,551	—
Property and equipment, net	2,204	4,644
Other non-current assets	39	39
Total assets	$150,038	$153,225
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,100	$2,456
Compensation and employee benefits liabilities	560	1,753
Operating lease liabilities, current	1,160	—
Financing lease liabilities, current	786	680
Total current liabilities	7,606	4,889
Operating lease liabilities, non-current	5,278	—
Financing lease liabilities, non-current	1,846	1,674
Other non-current liabilities	—	149
Total liabilities	14,730	6,712
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value and 250,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 30,682,813 and 30,609,029 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	297,815	296,049
Accumulated deficit	(161,611)	(149,206)
Accumulated other comprehensive loss	(899)	(333)
Total stockholders’ equity	135,308	146,513
Total liabilities and stockholders’ equity	$150,038	$153,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$7,455	$3,365
General and administrative	5,032	4,604
Total operating expenses	12,487	7,969
Loss from operations	(12,487)	(7,969)
Other income (expense):
Realized gain on marketable securities	15	—
Interest income	310	—
Interest expense	(243)	(3)
Net loss	(12,405)	(7,972)
Net loss attributable to common stockholders	$(12,405)	$(7,972)
Net loss per common share, basic and diluted	$(0.40)	$(0.42)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,647,679	18,904,853
Comprehensive loss:
Net loss	$(12,405)	$(7,972)
Other comprehensive items:
Unrealized loss on marketable securities	(566)	—
Total other comprehensive loss	(566)	—
Total comprehensive loss	$(12,971)	$(7,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance at December 31, 2020	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$—	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	1,349	—	—	1,349
Issuance of series BB preferred stock	—	—	113,275,902	23,491	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	—	95,828
Issuance of common stock upon closing of the initial public offering, net of issuance costs	—	—	—	—	8,030,295	1	138,488	—	—	138,489
Exercise of common stock warrants	—	—	—	—	1,648,709	—	1	—	—	1
Net loss	—	—	—	—				(7,972)		(7,972)
Balance at March 31, 2021	—	$—	—	$—	30,588,495	$3	$291,633	$(120,384)	$—	$171,252

Balance at December 31, 2021	—	$—	—	$—	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513
Stock-based compensation expense	—	—	—	—	—	—	1,515	—	—	1,515
Exercise of options into common stock	—	—	—	—	73,784	—	237	—	—	237
Employee stock purchase plan expense	—	—	—	—	—	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(566)	(566)
Net loss	—	—	—	—	—	—	—	(12,405)	—	(12,405)
Balance at March 31, 2022	—	$—	—	$—	30,682,813	$3	$297,815	$(161,611)	$(899)	$135,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(12,405)	$(7,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,515	1,349
Depreciation and amortization	157	98
Accretion on marketable securities	197	—
Interest on finance lease	—	3
Non-cash lease expense	291	—
Amortization of financing lease right-of-use assets	177	—
Realized gain on marketable securities	(15)	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,007)	(1,992)
Other assets	175	50
Accounts payable and accrued liabilities	2,644	(1,880)
Compensation and employee benefits	(1,193)	(475)
Operating lease liabilities	(271)	—
Other liabilities	(15)	52
Net cash used in operating activities	(10,750)	(10,767)
Investing activities
Purchases of property and equipment	(19)	(487)
Purchases of short-term investments	(8,017)	—
Sales of short-term investments	12,365	—
Maturities of short-term investments	7,864	—
Net cash provided by (used in) investing activities	12,193	(487)
Financing activities
Principle payments from financing leases	(133)	(10)
Proceeds from the exercise of common stock options	238	1
Employee stock purchase plan expense	14	—
Proceeds on the issuance of series BB convertible preferred stock	—	23,491
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	140,594
Net cash provided by financing activities	119	164,076
Net increase in cash and cash equivalents	1,562	152,822
Cash and cash equivalents at beginning of period	7,159	16,596
Cash and cash equivalents at end of period	$8,721	$169,418
Supplemental disclosure of noncash financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$11	$15
Deferred offering costs included in accounts payable and accrued liabilities	$—	$534
Interest on financing	$—	$3
Conversion of series AA and BB convertible preferred stock into common stock	$—	$95,826
Initial measurement of operating lease right-of-use assets	$6,558	$—
Initial measurement of operating lease liabilities	$5,580	$—
Initial measurement of finance lease right-of-use assets	$411	$—

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

Since its inception, the Company has incurred substantial losses and had a net loss of $12.4 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $161.6 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

In February 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 8,030,295 shares of its common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received $138.5 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2022 of $136.2 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At March 31, 2022, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Leases

Prior to January 1, 2022, the Company accounted for leases in accordance with ASC 840, Leases ("ASC 840"). At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the proceeding twelve months.

Effective January 1, 2022, the Company accounts for leases in accordance with Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (“ASC 842”). At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability.

A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the lease. The Company elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets and therefore measures each lease payment as the total of the fixed lease and associated non-lease components. Lease liabilities are measured at lease commencement and calculated as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company uses an incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. Right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The lease term is measured as the noncancelable period in the contract, adjusted for any options to extend or terminate when it is reasonably certain the Company will extend the lease term via such options based on an assessment of economic factors present as of the lease commencement date. The Company elected the practical expedient to not recognize leases with a lease term of twelve months or less.

Components of a lease are split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) are allocated, based on the respective relative fair values, to the lease components and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

The Company’s operating and finance leases are presented in the consolidated balance sheet as lease right-of-use assets, classified as noncurrent assets, and lease liabilities, classified as current and noncurrent liabilities. Operating and finance lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

ASC 842 provides several optional practical expedients in transition. The Company applied the ‘package of practical expedients’ which allow the Company to not reassess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under ASC 842.

The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $6.7 million and operating right-of-use assets of $6.6 million, along with the write-off of certain deferred rent balances of $0.1 million within the Company’s condensed consolidated balance sheets as of January 1, 2022. Leases previously reported as capital leases are now referred to as finance leases. The adoption did not have a significant impact on the Company’s condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows.

Recently Issued Accounting Standards Updates

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, FASB deferred the timelines for certain small public and private entities, thus the new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition, and financial statement disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of March 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$39,494	$-	$(30)	$39,464
Corporate bonds	81,908	$3	$(602)	$81,309
U.S. Government agencies	7,000	$-	$(270)	$6,730
Total	$128,402	$3	$(902)	$127,503

As of March 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $62.5 million that had maturities of one to three years.

As of March 31, 2022, $118 thousand and $781 thousand of unrealized losses were associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2022.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Research equipment	$2,761	$4,974
Office equipment and furniture	536	606
Leaseholder improvement	253	253
Total property and equipment	3,550	5,833
Less accumulated depreciation and amortization	(1,346)	(1,189)
Property and equipment, net	$2,204	$4,644

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $157 thousand and $98 thousand, respectively.

Effective January 1, 2022, the Company adopted ASC 842 and reclassed capital leases that were previously classified as property and equipment, net were presented separately under right of use assets - financing leases, net on the Company's condensed consolidated balance sheet. $2.2 million relates to items previously classified under research equipment and $70 thousand relates to items previously classified under office equipment and furniture on the table above. These leases are further described in Note 7.

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

6. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$5,248	$-	$-	$5,248
Investments:
Commercial paper	-	39,464	-	39,464
Corporate bonds	-	81,309	-	81,309
U.S. Government agencies	-	6,730	-	6,730
Total	$5,248	$127,503	$-	$132,751

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2022 or 2021.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2022, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

On May 14, 2021, the Company commenced a lease for approximately 10,082 square feet at 451 D Street in Boston, MA. This serves as the Company’s principal executive and administrative offices as well as laboratory space. The Company will pay a base monthly rent in the amount of $69 thousand during the first 12 months of the lease. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%.

On October 1, 2021, the Company commenced a lease for additional space of approximately 4,258 square feet at 451 D Street in Boston, MA. The Company will pay a base monthly rent in the amount of $33 thousand during the first 12 months of the lease. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%.

The lease terms for both leases at 451 D Street in Boston expire on September 30, 2026, with a one-time option to renew for a period of five years. The renewal periods are not included in the measurement of these leases as the Company is not reasonably certain of exercising them. Both leases are secured with a letter of credit for $628 thousand.

On November 1, 2020, the Company commenced a lease for approximately 7,643 square feet of space at 1405 Research Blvd in Rockville, MD. This serves primarily as laboratory space. The Company paid a base monthly amount of $25 thousand during the first 12 months. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%. The lease is secured with a letter of credit for $50 thousand and the term expires on February 28, 2027.

Finance Leases

The Company leases research equipment and furniture under finance leases. As part of its adoption of ASC 842, the Company recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022.

On April 20, 2021, the Company entered into a finance lease agreement with a third-party company related to various research equipment and furniture, which included the Company selling specific equipment for $293 thousand, resulting in a gain on the sale of $20 thousand, and leasing it back for a four-year period. The associated lease facility includes up to $5 million for the purchase of equipment on an as needed basis. As of March 31, 2022, the Company had $2.7 million available for purchases under this arrangement. The Company has an option to purchase the equipment at fair market value, not to exceed 15% of the original equipment cost, or to renew the lease for an additional one- or two-year period at a mutually agreed upon rate.

On September 27, 2021, the Company commenced a lease for various research equipment. The terms of the four-year lease specify a monthly payment of $13 thousand, with the option to purchase the equipment for fair market value, to be determined by the lessor, at the end of the lease.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
2022
Lease Cost:
Amortization of finance right-of-use assets	$177
Interest on finance lease liabilities	46
Operating lease cost	414
Variable lease cost	173
Total lease costs	$810

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2022 (in thousands, except lease term and discount rate):

Three Months Ended March 31,
2022
Other Operating Lease Information:
Operating cash flows for operating leases	$392
Operating cash flows for finance leases	$46
Financing cash flows from finance leases	$133

Weighted average remaining lease term
Operating leases	4.6 years
Financing leases	3.7 years

Weighted average discount rate
Operating leases	7.6%
Financing leases	8.3%

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2022 (in thousands):

March 31, 2022
Operating leases
Right-of-use assets	$6,267

Right-of-use lease liabilities, current	$1,160
Right-of-use lease liabilities, noncurrent	5,278
Total operating lease liabilities	$6,438

Financing leases
Right-of-use assets, net	$2,551

Right-of-use lease liabilities, current	$786
Right-of-use lease liabilities, noncurrent	1,846
Total financing lease liabilities	$2,632

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2022 (in thousands):

	Operating	Financing
Remainder of 2022	$1,196	$609
2023	1,628	812
2024	1,640	714
2025	1,689	683
2026	1,413	80
Thereafter	59	—
Total future minimum lease payments	$7,625	$2,898
Less amount representing interest	1,187	266
Total lease liabilities	$6,438	$2,632

The following table presents operating lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Operating
2022	1,585
2023	1,606
2024	1,641
2025	1,689
2026	1,413
2027	59
Total operating lease obligations	$7,993

The following table presents finance lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Financing
2022	$699
2023	674
2024	674
2025	553
2026	47
Total capital lease obligations	2,647
Less amount representing interest	(293)
Present value of minimum capital lease obligations	$2,354

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

Coronavirus pandemic

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 pandemic at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity during the remainder of 2022 and beyond.

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

Common Stock Warrants

The following is a summary of the common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the three months ended March 31, 2022:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	412,262	$9.81	5.71	$723
Granted	—	$—
Exercised	—	$—
Expired	—
Outstanding at March 31, 2022	412,262	$9.81	5.47	$—

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

2021 Stock Option and Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021, and the Company’s stockholders on January 28, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. The 2021 Plan, which superseded the Company’s previous equity incentive plan, provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. There were 2,504,400 shares reserved for issuance pursuant to the 2021 Plan as of March 31, 2022.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for this issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2022, the Company had issued 11,700 shares under the 2021 ESPP. As of March 31, 2022, 627,723 shares were available to be issued under the 2021 ESPP. The Company recognized no share-based compensation expense related to the ESPP for the three months ended March 31, 2022.

Stock Options

During 2022, the Company granted options to purchase shares of common stock to employees, consultants, and nonexecutive directors pursuant to the 2021 Plan. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the grant dates at a weighted average fair value of $3.13 per share.

The following is a summary of the stock option award activity during the three months ended March 31, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,026,464	$10.84	8.51	$6,403
Granted	681,704	$4.05
Exercised	(73,784)	$3.22
Forfeited	(206,800)	$9.58
Expired	—	$—
Outstanding at March 31, 2022	3,427,584	$9.73	8.58	$—
Options expected to vest as of March 31, 2022	2,262,393	$8.03	9.12	$—
Exercisable at March 31, 2022	1,165,191	$13.03	7.53	$—

The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2022 was $0.1 million.

The total fair value of options vested during the three months ended March 31, 2022 was $4.1 million.

At March 31, 2022, there was approximately $15.2 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.87 years.

Restricted Stock Units

The Company has granted restricted stock units with service vesting based conditions.

The following is a summary of the restricted stock unit activity during the three months ended March 31, 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	—	—
Granted	205,201	$4.02
Unvested at March 31, 2022	205,201	$4.02

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two or four years. No restricted stock units vested during the three months ended March 31, 2022.

At March 31, 2022, there was approximately $0.8 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 3.63 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the three months ended March 31, 2022:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	57,004	$6.94	2.91	$2
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at March 31, 2022	57,004	$6.94	2.66	$—

As of March 31, 2022 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the three months ended March 31, 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Three Months Ended March 31,
	2022	2021
Volatility	93.67%-95.8%	91.5%-98.04%
Expected life (years)	5.84-7	5.52-6.08
Risk-free interest rate	1.7%–2.4%	0.5%-0.1.0%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$555	$509
General and administrative	960	840
Total stock-based compensation expense	$1,515	$1,349

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended March 31, 2022 and 2021, the Company's matching contributions were $106 thousand and $29 thousand, respectively.

11. RELATED-PARTY TRANSACTIONS

Service Agreement

During 2020, the Company entered into a service agreement with Hope Farms at Disco Bay LLC ("Hope Farms") to provide animal vaccination testing and provide samples to the Company. The Company’s Chief Research and Development Officer is a co-founder and partial owner of Hope Farms. Further, the CEO of Hope Farms is the spouse of the Company’s Chief Research and Development Officer.

Expenses booked by the Company relating to this service agreement for the three months ended March 31, 2022 and 2021 were $28 thousand and $52 thousand, respectively. In the first quarter of 2022, the Company also made a payment of $47 thousand to Hope Farms that was outstanding at the end of 2021.

12. INCOME TAXES

The Company recorded no provision for income taxes for the three months ended March 31, 2022 and 2021.

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

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(12,405)	$(7,972)
Net loss attributable to common stockholders	$(12,405)	$(7,972)
Net loss per share—basic and diluted	$(0.40)	$(0.42)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,647,679	18,904,853

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	3,427,584	3,157,199
Unvested restricted stock units	205,201	—
Warrants issued to employees and contractor to purchase common stock	57,212	57,212
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

We have developed two platforms that are designed to address resistance to immunotherapy. Our TMAb™ (Tumor Microenvironment Activated Biologics) platform generates next-generation antibodies that block key immune checkpoints selectively within the tumor microenvironment. Our ImmunoPhage™ platform is a pioneering approach to cancer therapy that utilizes and combines aspects of vaccine, gene therapy, and personalized medicine approaches. Both platforms are designed to work independently or have the potential to be combined for to create powerful rational drug combinations.

Our Pipeline

We currently have four investigational products in various stages of early development:

•
SNS-101 is our monoclonal antibody targeting the immune checkpoint VISTA and is currently in IND-enabling studies. In the second half of 2021, we selected our clinical candidate antibody and initiated GMP manufacturing and IND-enabling studies.
•
SNS-102 is our monoclonal antibody targeting VSIG4, an immune checkpoint often expressed on macrophages. We believe that VSIG4 is a key player in macrophage polarization.
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

Based on the unique biology of VISTA, we believe that there are three critical design parameters required to achieve optimal biologic activity of inhibitory anti-VISTA antibodies:

1.
Block the pH-dependent binding of VISTA to PSGL-1 on T cells at low pH

2.
Selectively bind VISTA at low pH to avoid TMDD and on-target/off-tumor side effects
3.
Utilize an Fc-competent IgG backbone to engage and activate FcgR+ myeloid cells within the tumor

SNS-101 is a fully human monoclonal IgG1 antibody that has been designed to selectively binds active (low pH) VISTA, but not inactive VISTA in the blood. In preclinical studies, we have observed that SNS-101 binds to VISTA at low pH with a greater than 600-fold differential affinity compared to VISTA at physiological pH of 7.4. SNS-101 has shown favorable pharmacokinetic properties, demonstrating sustained higher serum drug concentrations of SNS-101 compared to anti-VISTA antibodies that bind blood elements at physiological pH. In addition, in the MC38 syngeneic mouse model, SNS-101 has shown significant activity in combination with anti-PD-1.

Based on the totality of the preclinical data to date and the promising profile of this antibody, we have initiated both IND-enabling studies and GMP manufacturing for SNS-101. We expect to submit an IND in the first half of 2023.

SNS-102: Monoclonal antibody targeting VSIG-4

VSIG-4 (V-set and Ig domain-containing 4; also known as CRIg, or complement receptor of the Ig superfamily) is a B7-related protein, which is highly expressed on macrophages, including TAMs. VSIG-4 has been shown to be a potent inhibitor of T cell proliferation and inhibits proinflammatory macrophage activity through metabolic reprogramming. These complementary immunosuppressive features of VSIG-4 make it an interesting and high-potential myeloid immunotherapeutic target.

Expression of VSIG-4 in normal tissues, chiefly on tissue-resident macrophage populations such as the Kupffer cells of the liver, suggest the presence of a large peripheral target sink and potential for on-target/off-tumor toxicities. Taken together, these features make VSIG-4 a strong candidate for a TMAb-based approach.

We have generated antibodies and are currently screening to identify a lead monoclonal antibody for SNS-102. We expect to select a product candidate and initiate IND-enabling studies in 2023.

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

We have incurred significant operating losses over the last several years. Our net loss was $12.4 million and $8.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $161.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
prepare to submit INDs and then initiate clinical development of product candidates, including SNS-101;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$7,455	$3,365	$4,090
General and administrative	5,032	4,604	428
Total operating expenses	12,487	7,969	$4,518
Loss from operations	(12,487)	(7,969)	(4,518)
Total other income (expense)	82	(3)	85
Net loss	$(12,405)	$(7,972)	$(4,433)

Research and Development Expenses

Research and development expenses were $7.5 million for the three months ended March 31, 2022, compared to $3.4 million for the three months ended March 31, 2021. The increase of $4.1 million was primarily attributable to $1.4 million of increased expenses relating to manufacturing contracts, $1.2 million of increased personnel cost, including stock-based compensation and incentives, to support our research, development and manufacturing activities, $1.0 million of additional expenses relating to lab supply purchases and equipment, $0.5 million of increased research fees and $0.2 million of higher facilities expense, partially offset by $0.3 million of lower expense associated with clinical trials.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended March 31, 2022, compared to $4.6 million for the three months ended March 31, 2021. The increase of $0.4 million was primarily attributable to $0.4 million of higher licenses and fees costs, $0.2 million of increased directors and officers insurance costs, $0.2 million of higher facilities expense and $0.1 million of increased personnel cost, including stock-based compensation and incentives, partially offset by $0.3 million of lower expense for legal fees and $0.2 million of lower consulting expenses.

Other Income (Expense)

Other income was $0.1 million for the three months ended March 31, 2022, compared to other expense of $0.0 million for the three months ended three months ended March 31, 2021. The increase was primarily attributable to $0.1 million of investment related interest.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our initial public offering, or IPO, in February 2021. Our net loss was $12.4 million and $8.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $161.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $136.2 million. From December 2020 to January 2021, we issued and sold 165,956,208 shares of Series BB convertible preferred stock to a group of investors, in exchange for $34.4 million of new gross proceeds, of which approximately $23.5 million was received in January 2021. In February 2021, we issued an aggregate of 8,030,295 shares of common stock in our initial public offering at a price to the public of $19.00 per share, for aggregate gross proceeds of $152.6 million. We paid underwriting discounts and commissions of $10.7 million, and we also incurred expenses of $3.4 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $138.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(10,750)	$(10,767)
Net cash provided by (used in) investing activities	12,193	(487)
Net cash provided by financing activities	119	164,076
Net increase in cash and cash equivalents	$1,562	$152,822

Operating Activities

During the three months ended March 31, 2022, our operating activities used $10.8 million of cash, primarily resulting from our $12.4 million net loss and a $0.8 million decrease in our operating assets and liabilities, partially offset by increases in non-cash charges of $2.3 million. During the three months ended March 31, 2021, our operating activities used $10.8 million of cash, primarily resulting from our $8.0 million net loss and a $4.2 million decrease in our operating assets and liabilities, partially offset by increases in non-cash charges of $1.5 million.

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities was $12.2 million, primarily due to $20.2 million in sales and maturities of short-term investments, partially offset by $8.0 million in purchases of short-term investments. During the three months ended March 31, 2021, net cash used in investing activities was $0.5 million related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, primarily from $0.2 million of proceeds from the exercise of stock options, offset by principle payments for financing leases. During the three months ended March 31, 2021, net cash provided by financing activities was $164.1 million, primarily from the net proceeds from the issuance of common stock as part of our initial public offering, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the initial public offering.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of its adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of March 31, 2022, we had operating lease payment obligations of $7.6 million, with $1.2 million payable for the remainder of 2022. See Note 7 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of its adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of March 31, 2022, we had finance lease payment obligations of $2.9 million, with $0.6 million payable for the remainder of 2022. See Note 7 in our financial statements included elsewhere in this Form 10-Q for additional information.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to incur significant costs associated with operating as a newly public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for SNS-101, SNS-102, SNS-103, SNS-401-NG and our other product candidates;
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

We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 15, 2022. There have been no material changes to the risk factors described in that report.

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

There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of February 3, 2021, and filed with the SEC on February 4, 2021 pursuant to Rule 424(b)(4).

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
10.1

Open Market Sales AgreementSM, dated March 15, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-263567), filed with the SEC on March 15, 2022).

10.2

Amended and Restated Employment Agreement, dated January 1, 2022, by and between the Registrant and Erin Colgan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 15, 2022).

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	May 10, 2022	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer

		By:	/s/ Erin Colgan
Erin Colgan
Chief Financial Officer