Form 10-Q
period 2022-06-30
Sensei Biotherapeutics, Inc.
filed 2022-08-09
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of August 5, 2022 was 30,720,291.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,899	$7,159
Marketable securities	113,815	140,462
Prepaid expenses	3,484	547
Other current assets	293	374
Total current assets	127,491	148,542
Right of use assets - operating leases, net	5,971	—
Right of use assets - financing leases, net	2,417	—
Property and equipment, net	2,112	4,644
Other non-current assets	45	39
Total assets	$138,036	$153,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,423	$2,456
Compensation and employee benefits liabilities	1,019	1,753
Operating lease liabilities, current	1,194	—
Financing lease liabilities, current	798	680
Total current liabilities	5,434	4,889
Operating lease liabilities, non-current	4,967	—
Financing lease liabilities, non-current	1,719	1,674
Other non-current liabilities	—	149
Total liabilities	12,120	6,712
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value and 250,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 30,720,921 and 30,609,029 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	299,271	296,049
Accumulated deficit	(172,146)	(149,206)
Accumulated other comprehensive loss	(1,212)	(333)
Total stockholders’ equity	125,916	146,513
Total liabilities and stockholders’ equity	$138,036	$153,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,393	$5,898	$13,848	$9,263
General and administrative	4,319	3,886	9,351	8,490
Total operating expenses	10,712	9,784	23,199	17,753
Loss from operations	(10,712)	(9,784)	(23,199)	(17,753)
Other income (expense):
Realized gain on marketable securities	—	—	15	—
Interest income	349	188	659	188
Interest expense	(172)	(147)	(415)	(150)
Loss on fixed asset disposition	—	(28)	—	(28)
Net loss	(10,535)	(9,771)	(22,940)	(17,743)
Net loss per common share, basic and diluted	$(0.34)	$(0.32)	$(0.75)	$(0.72)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,701,758	30,588,495	30,674,868	24,778,949
Comprehensive loss:
Net loss	$(10,535)	$(9,771)	$(22,940)	$(17,743)
Other comprehensive items:
Unrealized loss on marketable securities	(313)	(101)	(879)	(101)
Total other comprehensive loss	(313)	(101)	(879)	(101)
Total comprehensive loss	$(10,848)	$(9,872)	$(23,819)	$(17,844)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2020	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$—	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	1,349	—	—	1,349
Issuance of series BB preferred stock	—	—	113,275,902	23,491	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	—	95,828
Issuance of common stock upon closing of the initial public offering, net of issuance costs	—	—	—	—	8,030,295	1	138,488	—	—	138,489
Exercise of common stock warrants	—	—	—	—	1,648,709	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	(7,972)	—	(7,972)
Balance at March 31, 2021	—	$—	—	$—	30,588,495	$3	$291,633	$(120,384)	$—	$171,252
Stock-based compensation expense	—	—	—	—	—	—	1,745	—	—	1,745
Unrealized gains (loss) on marketable securities	—	—	—	—	—	—	—	—	(101)	(101)
Net loss	—	—	—	—	—	—	—	(9,771)	—	(9,771)
Balance at June 30, 2021	—	$—	—	$—	30,588,495	$3	$293,378	$(130,155)	$(101)	$163,125

Balance at December 31, 2021	—	$—	—	$—	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513
Stock-based compensation expense	—	—	—	—	—	—	1,515	—	—	1,515
Exercise of options into common stock	—	—	—	—	73,784	—	237	—	—	237
Employee stock purchase plan expense	—	—	—	—	—	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(566)	(566)
Net loss	—	—	—	—	—	—	—	(12,405)	—	(12,405)
Balance at March 31, 2022	—	$—	—	$—	30,682,813	$3	$297,815	$(161,611)	$(899)	$135,308
Stock-based compensation expense	—	—	—	—	—	—	1,396	—	—	1,396
Employee stock purchase plan expense	—	—	—	—	37,478	—	60	—	—	60
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(313)	(313)
Net loss	—	—	—	—	—	—	—	(10,535)	—	(10,535)
Balance at June 30, 2022	—	$—	—	$—	30,720,291	$3	$299,271	$(172,146)	$(1,212)	$125,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(22,940)	$(17,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,934	3,095
Depreciation and amortization	301	220
Accretion on marketable securities	323	145
Interest on finance lease	—	5
Non-cash lease expense	587	—
Amortization of financing lease right-of-use assets	353	—
Realized gain on marketable securities	(15)	—
Loss on fixed asset disposition	—	28
Changes in operating assets and liabilities:
Prepaid expenses	(2,936)	(1,740)
Other assets	74	86
Accounts payable and accrued liabilities	(33)	(1,148)
Compensation and employee benefits	(735)	180
Operating lease liabilities	(546)	—
Other liabilities	(16)	58
Net cash used in operating activities	(22,649)	(16,814)
Investing activities
Purchases of property and equipment	(71)	(1,103)
Purchases of short-term investments	(43,269)	(147,145)
Sales of short-term investments	7,864	—
Maturities of short-term investments	60,865	—
Net cash provided by (used in) investing activities	25,389	(148,248)
Financing activities
Principle payments from financing leases	(289)	(21)
Proceeds from the exercise of common stock options	238	1
Employee stock purchase plan expense	51	—
Proceeds on the issuance of series BB convertible preferred stock	—	23,491
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	140,594
Net cash provided by financing activities	—	164,065
Net increase (decrease) in cash and cash equivalents	2,740	(997)
Cash and cash equivalents at beginning of period	7,159	16,596
Cash and cash equivalents at end of period	$9,899	$15,599
Supplemental disclosure of noncash financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$—	$56
Deferred offering costs included in accounts payable and accrued liabilities	$—	$534
Interest on financing	$—	$5
Conversion of series AA and BB convertible preferred stock into common stock	$—	$95,826
Initial measurement of operating lease right-of-use assets	$6,558	$—
Initial measurement of operating lease liabilities	$5,580	$—
Initial measurement of finance lease right-of-use assets	$453	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”) is a biopharmaceutical company that was incorporated in 1999 as a Maryland corporation until incorporated in Delaware on December 1, 2017. The Company is focused on the discovery and development of next generation immunotherapies with an initial focus on treatments for cancer.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $22.9 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $172.1 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

In February 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 8,030,295 shares of its common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received $138.5 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2022 of $123.7 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At June 30, 2022, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

Marketable securities

Investments consist of marketable securities with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value (level 2). Unrealized gains and losses are reported as the accumulated other comprehensive loss in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense). Realized gains or losses on debt securities are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive loss.

Leases

Prior to January 1, 2022, the Company accounted for leases in accordance with ASC 840, Leases (“ASC 840”). At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the proceeding twelve months.

Effective January 1, 2022, the Company accounts for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of June 30, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$31,288	$-	$(41)	$31,247
Corporate bonds	76,739	-	(850)	$75,889
U.S. Government agencies	7,000	-	(321)	$6,679
Total	$115,027	$-	$(1,212)	$113,815

As of June 30, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $51.1 million that had maturities of one to three years.

As of June 30, 2022, $255 thousand and $957 thousand of unrealized losses were associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2022.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Research equipment	$2,813	$4,974
Office equipment and furniture	536	606
Leaseholder improvement	253	253
Total property and equipment	3,602	5,833
Less accumulated depreciation and amortization	(1,490)	(1,189)
Property and equipment, net	$2,112	$4,644

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $144 thousand and $122 thousand, respectively, and for the six months ended June 30, 2022 and 2021 was $301 thousand and $220 thousand, respectively.

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

Under the terms of the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. On August 6, 2021, the Small Business Administration approved the forgiveness for the full amount of the PPP Loan, which included principal of $567 thousand, plus interest. The Company recognized a gain on debt extinguishment once forgiven in other income (expense) on the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.

6. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$6,521	$-	$-	$6,521
Investments:
Commercial paper	-	31,247	-	31,247
Corporate bonds	-	75,889	-	75,889
U.S. Government agencies	-	6,679	-	6,679
Total	$6,521	$113,815	$-	$120,336

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2022 or 2021.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2022, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

Finance Leases

The Company leases research equipment and furniture under finance leases. As part of its adoption of ASC 842, the Company recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022.

On April 20, 2021, the Company entered into a finance lease agreement with a third-party company related to various research equipment and furniture, which included the Company selling specific equipment for $293 thousand, resulting in a gain on the sale of $20 thousand, and leasing it back for a four-year period. The associated lease facility includes up to $5 million for the purchase of equipment on an as needed basis. As of June 30, 2022, the Company had $2.7 million available for purchases under this arrangement. The Company has an option to purchase the equipment at fair market value, not to exceed 15% of the original equipment cost, or to renew the lease for an additional one- or two-year period at a mutually agreed upon rate.

On September 27, 2021, the Company commenced a lease for various research equipment. The terms of the four-year lease specify a monthly payment of $13 thousand, with the option to purchase the equipment for fair market value, to be determined by the lessor, at the end of the lease.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the six months ended June 30, 2022 (in thousands):

Six Months Ended June 30,
2022
Lease Cost:
Amortization of finance right-of-use assets	$353
Interest on finance lease liabilities	92
Operating lease cost	828
Variable lease cost	334
Total lease costs	$1,607

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the six months ended June 30, 2022 (in thousands, except lease term and discount rate):

Six Months Ended June 30,
2022
Other Operating Lease Information:
Operating cash flows for operating leases	$787
Operating cash flows for finance leases	$92
Financing cash flows from finance leases	$289

Weighted average remaining lease term
Operating leases	4.3 years
Financing leases	3.4 years

Weighted average discount rate
Operating leases	7.6%
Financing leases	8.2%

The following table presents supplemental balance sheet information related to operating and financing leases as of June 30, 2022 (in thousands):

June 30, 2022
Operating leases
Right-of-use assets	$5,971

Right-of-use lease liabilities, current	$1,194
Right-of-use lease liabilities, noncurrent	4,967
Total operating lease liabilities	$6,161

Financing leases
Right-of-use assets, net	$2,417

Right-of-use lease liabilities, current	$798
Right-of-use lease liabilities, noncurrent	1,719
Total financing lease liabilities	$2,517

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2022 (in thousands):

	Operating	Financing
Remainder of 2022	$801	$412
2023	1,628	825
2024	1,640	726
2025	1,689	696
2026	1,413	89
Thereafter	59	—
Total future minimum lease payments	$7,230	$2,748
Less amount representing interest	1,069	231
Total lease liabilities	$6,161	$2,517

The following table presents operating lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Operating
2022	1,585
2023	1,606
2024	1,641
2025	1,689
2026	1,413
2027	59
Total operating lease obligations	$7,993

The following table presents finance lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Financing
2022	$699
2023	674
2024	674
2025	553
2026	47
Total capital lease obligations	2,647
Less amount representing interest	(293)
Present value of minimum capital lease obligations	$2,354

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the six months ended June 30, 2022 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	412,262	$9.81	5.71	$723
Granted	—	$—
Exercised	—	$—
Expired	—
Outstanding at June 30, 2022	412,262	$9.81	5.22	$—

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

2021 Stock Option and Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021, and the Company’s stockholders on January 28, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. The 2021 Plan, which superseded the Company’s previous equity incentive plan, provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of June 30, 2022, 2,463,559 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2022, the Company had issued 49,178 shares under the 2021 ESPP. As of June 30, 2022, 590,245 shares were available to be issued under the 2021 ESPP. The Company recognized $9 thousand share-based compensation expense related to the ESPP for the six months ended June 30, 2022.

Stock Options

During 2022, the Company has granted options to purchase shares of common stock to employees and nonexecutive directors pursuant to the 2021 Plan at a weighted average fair value of $2.62 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the six months ended June 30, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,026,464	$10.84	8.51	$6,403
Granted	999,554	$3.39
Exercised	(73,784)	$3.22
Forfeited	(386,520)	$8.90
Expired	(113,360)	$14.12
Outstanding at June 30, 2022	3,452,354	$8.95	8.62	$97
Options expected to vest as of June 30, 2022	2,212,456	$6.92	9.02	$97
Exercisable at June 30, 2022	1,239,898	$12.59	7.90	$—

The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2022 was $0.1 million.

The grant date fair value of options vested during the six months ended June 30, 2022 was $5.7 million.

At June 30, 2022, there was approximately $13.4 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.62 years.

Restricted Stock Units

The Company has granted restricted stock units with service vesting based conditions.

The following is a summary of the restricted stock unit activity during the six months ended June 30, 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	239,963	$3.74
Forfeited	(14,133)	$4.30
Unvested at June 30, 2022	225,830	$3.70

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years. No restricted stock units vested during the six months ended June 30, 2022.

At June 30, 2022, there was approximately $0.8 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 3.18 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the six months ended June 30, 2022:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	57,004	$6.94	2.91	$2
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at June 30, 2022	57,004	$6.94	2.41	$—

As of June 30, 2022 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the six months ended June 30, 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Six Months Ended June 30,
	2022	2021
Volatility	94%-97%	91%-98%
Expected life (years)	5.5-7	5.5-6.1
Risk-free interest rate	1.7%–3.2%	0.5%-1.1%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$480	$639	$1,035	$1,148
General and administrative	916	1,106	1,876	1,946
Total stock-based compensation expense	$1,396	$1,745	$2,911	$3,094

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended June 30, 2022 and 2021, the Company's matching contributions were $77 thousand and $76 thousand, respectively. During the six months ended June 30, 2022 and 2021, the Company's matching contributions were $183 thousand and $105 thousand, respectively.

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

Expenses recognized by the Company relating to this service agreement for the six months ended June 30, 2022 and 2021 were $75 thousand and $92 thousand, respectively. In the first quarter of 2022, the Company also made a payment of $47 thousand to Hope Farms that was an outstanding obligation at the end of 2021.

12. INCOME TAXES

The Company recorded no provision for income taxes for the six months ended June 30, 2022 and 2021.

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

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(10,535)	$(9,771)	$(22,940)	$(17,743)
Net loss per share—basic and diluted	$(0.34)	$(0.32)	$(0.75)	$(0.72)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,701,758	30,588,495	30,674,868	24,778,949

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Six Months Ended June 30,
	2022	2021
Stock options to purchase common stock	3,452,354	3,214,117
Unvested restricted stock units	225,830	—
Warrants issued to employees and contractor to purchase common stock	57,004	57,212
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “designed to,” “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue,” “ongoing” or similar expressions, or the negative of such words, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K, in each case under the caption “Risk Factors,” and in our other filings with the Securities and Exchange Commission, or SEC. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Overview

We are an immuno-oncology company focused on the discovery and development of next-generation immunotherapies with an initial focus on treatments for cancer. Our focus is to leverage well characterized biological targets to generate novel product candidates that incorporate next generation technologies or approaches. We have built a robust set of R&D capabilities and infrastructure to support the discovery and advancement of our product candidates. Our goal is to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

We have developed two platforms that are designed to address resistance to immunotherapy. Our TMAb™ (Tumor Microenvironment Activated Biologics) platform generates next-generation antibodies that are designed to block key immune checkpoints selectively within the tumor microenvironment. Our ImmunoPhage™ platform is a pioneering approach to cancer therapy that utilizes and combines aspects of vaccine, gene therapy, and personalized medicine approaches. Both platforms are designed to work independently or have the potential to be combined to create powerful rational drug combinations.

Our Pipeline

We currently have four investigational products in various stages of early development:

•
SNS-101 is our monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T cell activation) and is currently in IND-enabling studies. In April 2022, we presented preclinical data at the World Vaccine Congress, held April 18-21, 2022, in Washington DC. In July 2022, we received pre-IND feedback from the FDA and expect to submit an IND in the first half of 2023.
•
SNS-102 is our monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We believe that VSIG4 is a key player in macrophage polarization.
•
SNS-103 is our monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. ENTPDase1 is the rate-limiting enzyme in the breakdown of extracellular ATP, leading to the production of adenosine, a well-established immunosuppressive pathway.
•
SNS-401-NG is our ImmunoPhage candidate being developed initially for the treatment of patients with Merkel cell carcinoma, or MCC. SNS-401-NG is designed to deliver a personalized cocktail of off-the-shelf premanufactured bacteriophage, which we refer to as ImmunoPhage, aimed at driving a patient-specific constellation of anti-tumor T cells.

SNS-101: Monoclonal Antibody Targeting VISTA

We believe that anti-VISTA antibodies have the potential to become the backbone of the next generation of cancer immunotherapy. Based on our expertise and deep understanding of this myeloid checkpoint target, our human monoclonal antibody targeting VISTA is designed to overcome the challenges of the previous generation of anti-VISTA monoclonal antibodies and we believe has the potential to become the first anti-VISTA monoclonal antibody approved as a therapeutic agent.

Based on the unique biology of VISTA, we believe that there are three critical design parameters required to achieve optimal biologic activity of inhibitory anti-VISTA antibodies:

1.
Block the pH-dependent binding of VISTA to PSGL-1 (P-selectin glycoprotein ligand-1) on T cells at low pH;
2.
Selectively bind VISTA at low pH to avoid target-mediated drug disposition, or TMDD, and on-target/off-tumor side effects; and
3.
Utilize an Fc-competent IgG backbone to engage and activate FcgR+ myeloid cells within the tumor.

SNS-101 is a fully human monoclonal IgG1 antibody that has been designed to selectively bind active (low pH) VISTA, but not inactive VISTA in the blood. In preclinical studies, we have observed that SNS-101 binds to VISTA at low pH with a greater than 600-fold differential affinity compared to VISTA at physiological pH of 7.4. SNS-101 has shown favorable pharmacokinetic properties, demonstrating sustained higher serum drug concentrations of SNS-101 compared to anti-VISTA antibodies that bind blood elements at physiological pH. In addition, in the MC38 syngeneic mouse model, SNS-101 has shown significant activity in combination with anti-PD-1.

Based on the totality of the preclinical data to date and the promising profile of this antibody, in 2021 we initiated both IND-enabling studies and GMP manufacturing for SNS-101. We received pre-IND feedback from the FDA in July 2022 and expect to submit an IND in the first half of 2023.

SNS-102: Monoclonal antibody targeting VSIG-4

VSIG-4 (V-set and Ig domain-containing 4; also known as complement receptor of the Ig superfamily, or CRIg) is a B7-related protein, which is highly expressed on macrophages, including tumor-associated macrophages. VSIG-4 has been shown to be a potent inhibitor of T cell proliferation and inhibits proinflammatory macrophage activity through metabolic reprogramming. We believe these complementary immunosuppressive features of VSIG-4 make it an interesting and high-potential myeloid immunotherapeutic target.

Expression of VSIG-4 in normal tissues, chiefly on tissue-resident macrophage populations such as the Kupffer cells of the liver, suggest the presence of a large peripheral target sink and potential for on-target/off-tumor toxicities. Taken together, we believe these features make VSIG-4 a strong candidate for a TMAb-based approach.

We have generated antibodies and are currently screening to identify a lead monoclonal antibody for SNS-102. We expect to select a product candidate and initiate IND-enabling studies in 2023.

SNS-103: Monoclonal antibody targeting ENTPDase1 (CD39)

ENTPDase1 (also known as CD39) is the upstream, rate-limiting enzyme that leads to the breakdown of extracellular adenosine triphosphate, or ATP. Extracellular ATP represents a potent immunologic “danger signal”, which drives immune activation. The ultimate downstream product of this pathway, adenosine, has potent immunosuppressive activity through binding to adenosine receptors. Upregulation of CD39 by tumors is common and leads to decreased extracellular ATP and a diminished anti-tumor immune response.

Pharmacologic inhibition of CD39 activity has shown anti-tumor activity in a variety of experimental tumor models. Several of these molecules are currently being evaluated as cancer therapeutics in early phase clinical trials. CD39, although upregulated in tumors, is also expressed in normal tissue on a variety of different cell populations. The expression of CD39 on endothelial cells is particularly problematic, as this is anticipated to result in significant on-target/off-tumor binding, leading to TMDD, a poor pharmacokinetic profile and potential toxicities.

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

We intend to initially develop SNS-401-NG for the treatment of Merkel cell carcinoma or MCC, an aggressive form of skin cancer commonly driven by the Merkel Cell Polyoma Virus. If clinical proof of concept is achieved, we plan to evaluate a broader basket study in patients with head and neck cancer, lung cancer, melanoma, and triple negative breast cancer based on the prevalence of antigens found in our proprietary library of ImmunoPhages.

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

We have incurred significant operating losses over the last several years. Our net loss was $22.9 million and $17.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $172.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Impact of COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and are difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that impact the timing of our planned and ongoing preclinical trials and affect our ability to complete preclinical studies, future clinical trials or to procure items that are essential for our research and development activities.

In addition, a further recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our business operations, as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. In an effort to provide a safe work environment for our employees, the majority of our employees, other than our laboratory staff, have adopted a “hybrid” work schedule which is intended to limit the number of people in our office at any particular time. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic. To date, there has not been a significant impact on our product candidate development or on the rest of our pipeline; however we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic could potentially have on our ongoing business plan, financial condition and operations.

Components of Our Results of Operations

Operating Expenses

Research and Development Expense

Our research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses include:

•
expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
•
the cost of manufacturing our product candidates including the potential cost of contract manufacturing organizations, or CMOs, that manufacture product for use in our preclinical studies and planned clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
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

Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. We use internal resources primarily to conduct research and manage our preclinical development, outsourced clinical trials, process development, manufacturing and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our preclinical studies and planned clinical trials, and prepare regulatory filings for our product candidates.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our planned clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years and significant additional development costs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$6,393	$5,898	$495
General and administrative	4,319	3,886	433
Total operating expenses	10,712	9,784	928
Loss from operations	(10,712)	(9,784)	(928)
Total other income	177	13	164
Net loss	$(10,535)	$(9,771)	$(764)

Research and Development Expenses

Research and development expenses were $6.4 million for the three months ended June 30, 2022, compared to $5.9 million for the three months ended June 30, 2021. The increase of $0.5 million was primarily attributable to $0.9 million of increased expenses relating to manufacturing contracts, $0.4 million of additional expenses relating to lab supply purchases and equipment, $0.3 million of higher facilities expense and $0.2 million of increased personnel cost, including stock-based compensation and incentives, to support our research, development and manufacturing activities, partially offset by a $0.7 million decrease in consulting fees, $0.5 million of lower expense associated with clinical trials and $0.2 million less expense for licensing agreements.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended June 30, 2022, compared to $3.9 million for the three months ended June 30, 2021. The increase of $0.4 million was primarily attributable to $0.4 million relating to higher recruiting costs, $0.2 million of increased public relations expense, $0.1 million increase relating to board fees, $0.1 million of higher licenses and fees costs, and $0.1 million relating to higher IT costs, partially offset by $0.2 million of decreased personnel cost, including stock-based compensation and incentives, and $0.2 million of lower consulting expenses.

Other Income

Other income was $0.2 million for the three months ended June 30, 2022, compared to other income of $13 thousand for the three months ended June 30, 2021. The increase was primarily attributable to $0.2 million of investment related interest.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following sets forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$13,848	$9,263	$4,585
General and administrative	9,351	8,490	861
Total operating expenses	23,199	17,753	5,446
Loss from operations	(23,199)	(17,753)	(5,446)
Total other income	259	10	249
Net loss	$(22,940)	$(17,743)	$(5,197)

Research and Development Expenses

Research and development expenses were $13.8 million for the six months ended June 30, 2022, compared to $9.3 million for the six months ended June 30, 2021. The increase of $4.6 million was primarily attributable to $2.3 million of increased expenses relating to manufacturing contracts, $1.6 million of additional expenses relating to lab supply purchases and equipment, $1.4 million of increased personnel cost, including stock-based compensation and incentives, to support our research, development and manufacturing activities, $0.6 million of increased research fees and $0.5 million of higher facilities expense, partially offset by $0.8 million of lower expense associated with clinical trials, $0.8 million of lower consulting fees and $0.2 million less expense for licensing agreements.

General and Administrative Expenses

General and administrative expenses were $9.4 million for the six months ended June 30, 2022, compared to $8.5 million for the six months ended June 30, 2021. The increase of $0.9 million was primarily attributable to $0.6 million of higher licenses and fees costs, $0.5 million increased expense associated with recruitment, $0.3 million of increased public relations expense, $0.2 million of increased directors and officers insurance costs, $0.1 million increase relating to board fees, $0.1 million of higher facilities expense and $0.1 million of higher travel and entertainment expense, partially offset by $0.5 million of lower consulting expenses, $0.4 million of lower expense for legal fees and $0.1 million of decreased expenses for marketing.

Other Income

Other income was $0.3 million for the six months ended June 30, 2022, compared to other income of $10 thousand for the six months ended June 30, 2021. The increase was primarily attributable to $0.3 million of higher investment related interest income, offset by $0.1 million of higher interest expense associated with our finance leases.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $22.9 million and $17.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $172.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $123.7 million. From December 2020 to January 2021, we issued and sold 165,956,208 shares of Series BB convertible preferred stock to a group of investors, in exchange for $34.4 million of new gross proceeds, of which approximately $23.5 million was received in January 2021. In February 2021, we issued an aggregate of 8,030,295 shares of common stock in our IPO at a price to the public of $19.00 per share, for aggregate gross proceeds of $152.6 million. We paid underwriting discounts and commissions of $10.7 million, and we also incurred expenses of $3.4 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $138.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(22,649)	$(16,814)
Net cash provided by (used in) investing activities	25,389	(148,248)
Net cash provided by financing activities	—	164,065
Net increase (decrease) in cash and cash equivalents	$2,740	$(997)

Operating Activities

During the six months ended June 30, 2022, our operating activities used $22.6 million of cash, primarily resulting from our $22.9 million net loss and a $4.2 million decrease in our operating assets and liabilities, partially offset by increases in non-cash charges of $4.5 million. During the six months ended June 30, 2021, our operating activities used $16.8 million of cash, primarily resulting from our $17.7 million net loss and a $2.6 million decrease in our operating assets and liabilities, partially offset by increases in non-cash charges of $3.5 million.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $25.4 million, primarily due to $68.7 million in sales and maturities of short-term investments, partially offset by $43.3 million in purchases of short-term investments. During the six months ended June 30, 2021, net cash used in investing activities was $148.2 million primarily related to $147.1 million for purchases of short-term investments using the net proceeds of our IPO and Series AA and Series BB convertible preferred stock financings and $1.1 million for purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0 thousand, primarily from $0.2 million of proceeds from the exercise of stock options and $0.1 million relating to ESPP purchases, offset by $0.3 million of principal payments under our financing leases. During the six months ended June 30, 2021, net cash provided by financing activities was $164.1 million, primarily from the net proceeds from the issuance of common stock as part of our IPO of $140.6 million, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the initial public offering of $23.5 million.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of its adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of June 30, 2022, we had operating lease payment obligations of $7.2 million, with $0.8 million payable for the remainder of 2022. See Note 7 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of its adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of June 30, 2022, we had finance lease payment obligations of $2.7 million, with $0.4 million payable for the remainder of 2022. See Note 7 in our financial statements included elsewhere in this Form 10-Q for additional information.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, or initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to continue to incur significant costs associated with operating as a newly public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for our current and future product candidates;
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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On February 3, 2021, our Registration Statement on Form S-1, as amended (File No. 333-252704) was declared effective in connection with our IPO, pursuant to which we sold 8,030,295 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $19.00 per share. The initial closing of our IPO occurred on February 8, 2021. We received net proceeds from the IPO of $138.5 million (after deducting underwriters’ discounts and commissions and additional offering related costs of $14.1 million). Citigroup, Piper Sandler & Co. and Berenberg acted as joint book-running managers for the IPO. Oppenheimer & Co. acted as the lead manager for the IPO.

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

There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our IPO dated as of February 3, 2021, and filed with the SEC on February 4, 2021 pursuant to Rule 424(b)(4).

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 11, 2021).
10.1*^	Employment Agreement, dated May 5, 2022, by and between the Registrant and Patrick Gallagher.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** This certification is being furnished solely to accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sensei Biotherapeutics, Inc.

Date:	August 9, 2022	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

		By:	/s/ Erin Colgan
Erin Colgan
Chief Financial Officer
Principal Financial and Accounting Officer