Form 10-Q
period 2022-09-30
Sensei Biotherapeutics, Inc.
filed 2022-11-08
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of November 4, 2022 was 30,720,291.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,450	$7,159
Marketable securities	105,108	140,462
Prepaid expenses	1,588	547
Other current assets	336	374
Total current assets	118,482	148,542
Right of use assets - operating leases, net	5,662	—
Right of use assets - financing leases, net	2,403	—
Property and equipment, net	2,211	4,644
Other non-current assets	45	39
Total assets	$128,803	$153,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,657	$2,456
Compensation and employee benefits liabilities	1,762	1,753
Operating lease liabilities, current	1,223	—
Financing lease liabilities, current	850	680
Total current liabilities	8,492	4,889
Operating lease liabilities, non-current	4,643	—
Financing lease liabilities, non-current	1,682	1,674
Other non-current liabilities	—	149
Total liabilities	14,817	6,712
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value and 250,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 30,720,921 and 30,609,029 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	300,750	296,049
Accumulated deficit	(185,562)	(149,206)
Accumulated other comprehensive loss	(1,205)	(333)
Total stockholders’ equity	113,986	146,513
Total liabilities and stockholders’ equity	$128,803	$153,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,190	$6,443	$23,038	$15,706
General and administrative	4,751	3,873	14,102	12,363
Total operating expenses	13,941	10,316	37,140	28,069
Loss from operations	(13,941)	(10,316)	(37,140)	(28,069)
Other income (expense):
Interest income	515	278	1,174	466
Interest expense	(10)	(214)	(425)	(364)
Gain on Debt Extinguishment	—	567		567
Other income (expense), net	20	—	35	(28)
Net loss	(13,416)	(9,685)	(36,356)	(27,428)
Net loss per common share, basic and diluted	$(0.44)	$(0.32)	$(1.18)	$(1.03)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,720,291	30,588,495	30,690,175	26,736,745
Comprehensive loss:
Net loss	$(13,416)	$(9,685)	$(36,356)	$(27,428)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	7	32	(872)	(69)
Total other comprehensive income (loss)	7	32	(872)	(69)
Total comprehensive loss	$(13,409)	$(9,653)	$(37,228)	$(27,497)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance at December 31, 2020	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$—	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	1,349	—	—	1,349
Issuance of series BB preferred stock	—	—	113,275,902	23,491	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	—	95,828
Issuance of common stock upon closing of the initial public offering, net of issuance costs	—	—	—	—	8,030,295	1	138,488	—	—	138,489
Exercise of common stock warrants	—	—	—	—	1,648,709	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	(7,972)	—	(7,972)
Balance at March 31, 2021	—	—	—	—	30,588,495	3	291,633	(120,384)	—	171,252
Stock-based compensation expense	—	—	—	—	—	—	1,745	—	—	1,745
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(101)	(101)
Net loss	—	—	—	—	—	—	—	(9,771)	—	(9,771)
Balance at June 30, 2021	—	—	—	—	30,588,495	3	293,378	(130,155)	(101)	163,125
Stock-based compensation expense	—	—	—	—	—	—	1,735	—	—	1,736
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	—	—	(9,685)	—	(9,685)
Balance at September 30, 2021	—	$—	—	$—	30,588,495	$3	$295,113	$(139,840)	$(69)	$155,208

Balance at December 31, 2021	—	$—	—	$—	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513
Stock-based compensation expense	—	—	—	—	—	—	1,515	—	—	1,515
Exercise of options into common stock	—	—	—	—	73,784	—	237	—	—	237
Employee stock purchase plan expense	—	—	—	—	—	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(566)	(566)
Net loss	—	—	—	—	—	—	—	(12,405)	—	(12,405)
Balance at March 31, 2022	—	—	—	—	30,682,813	3	297,815	(161,611)	(899)	135,308
Stock-based compensation expense	—	—	—	—	—	—	1,396	—	—	1,396
Employee stock purchase plan expense	—	—	—	—	37,478	—	60	—	—	60
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(313)	(313)
Net loss	—	—	—	—	—	—	—	(10,535)	—	(10,535)
Balance at June 30, 2022	—	—	—	—	30,720,291	3	299,271	(172,146)	(1,212)	125,916
Stock-based compensation expense	—	—	—	—	—	—	1,479	—	—	1,479
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	—	(13,416)	—	(13,416)
Balance at September 30, 2022	—	$—	—	$—	30,720,291	$3	$300,750	$(185,562)	$(1,205)	$113,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(36,356)	$(27,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,413	4,831
Depreciation and amortization	452	356
Accretion on marketable securities	285	359
Interest on capital lease	—	6
Non-cash lease expense	887	—
Amortization of financing lease right-of-use assets	544	—
Realized gain on marketable securities	(15)	—
(Gain) Loss on fixed asset disposition	(15)	28
Gain on debt extinguishment	—	(567)
Changes in operating assets and liabilities:
Prepaid expenses	(1,040)	176
Other assets	31	(242)
Accounts payable and accrued liabilities	2,201	(408)
Compensation and employee benefits	9	699
Operating lease liabilities	(833)	—
Other liabilities	(15)	(201)
Net cash used in operating activities	(29,452)	(22,391)
Investing activities
Purchases of property and equipment	(321)	(1,491)
Proceeds from property and equipment disposals	—	318
Purchases of short-term investments	(65,017)	(173,816)
Sales of short-term investments	7,864	11,259
Maturities of short-term investments	91,365	15,000
Proceeds from sale of property and equipment	15	—
Net cash provided by (used in) investing activities	33,906	(148,730)
Financing activities
Principle payments for financing leases	(452)	—
Proceeds from the exercise of common stock options	238	1
Employee stock purchase plan proceeds	51	—
Capital lease payments	—	(28)
Proceeds on the issuance of series BB convertible preferred stock	—	23,491
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	140,594
Net cash (used in) provided by financing activities	(163)	164,058
Net increase (decrease) in cash and cash equivalents	4,291	(7,063)
Cash and cash equivalents at beginning of period	7,159	16,596
Cash and cash equivalents at end of period	$11,450	$9,533
Supplemental disclosure of noncash financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$—	$103
Issuance costs included in accounts payable and accrued liabilities		$534
Interest on financing	$—	$6
Conversion of series AA and BB convertible preferred stock into common stock	$—	$95,826
Initial measurement of operating lease right-of-use assets	$6,549	$—
Initial measurement of operating lease liabilities	$5,574	$—
Initial measurement of finance lease right-of-use assets	$600	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”) is a biopharmaceutical company that was incorporated in 1999 as a Maryland corporation until incorporated in Delaware on December 1, 2017. The Company is focused on the discovery and development of next-generation therapeutics for cancer.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $36.4 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $185.6 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

In February 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 8,030,295 shares of its common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $152.6 million. The Company received $138.5 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2022 of $116.6 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At September 30, 2022, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

Marketable securities

Investments consist of marketable securities with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value (level 2). Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense). Realized gains or losses on debt securities are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive loss.

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

The Company’s operating and finance leases are presented in the consolidated balance sheet as lease right-of-use assets net of accumulated amortization, classified as noncurrent assets, and lease liabilities, classified as current and noncurrent liabilities. Operating and finance lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of September 30, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,700	$-	$(44)	$34,656
Corporate bonds	64,613	-	(713)	$63,900
U.S. Government agencies	7,000	-	(448)	$6,552
Total	$106,313	$-	$(1,205)	$105,108

As of September 30, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $51.0 million that had maturities of one to three years.

As of September 30, 2022, $0.2 million and $1.0 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2022.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Research equipment	$2,893	$4,974
Office equipment and furniture	536	606
Leasehold improvement	253	253
Total property and equipment	3,682	5,833
Less accumulated depreciation and amortization	(1,471)	(1,189)
Property and equipment, net	$2,211	$4,644

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $151 thousand and $136 thousand, respectively, and for the nine months ended September 30, 2022 and 2021 was $452 thousand and $356 thousand, respectively.

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

6. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,066	$-	$-	$7,066
Investments:
Commercial paper	-	34,656	-	34,656
Corporate bonds	-	63,900	-	63,900
U.S. Government agencies	-	6,552	-	6,552
Total	$7,066	$105,108	$-	$112,174

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2022 and 2021.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2022, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

Finance Leases

The Company leases research equipment and furniture under finance leases. As part of its adoption of ASC 842, the Company recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022.

On April 20, 2021, the Company entered into a finance lease agreement with a third-party company related to various research equipment and furniture, which included the Company selling specific equipment for $293 thousand, resulting in a gain on the sale of $20 thousand, and leasing it back for a four-year period. The associated lease facility includes up to $5 million for the purchase of equipment on an as needed basis. As of September 30, 2022, the Company had $2.6 million available for purchases under this arrangement. The Company has an option to purchase the equipment at fair market value, not to exceed 15% of the original equipment cost, or to renew the lease for an additional one- or two-year period at a mutually agreed upon rate.

On September 27, 2021, the Company commenced a lease for various research equipment. The terms of the four-year lease specify a monthly payment of $13 thousand, with the option to purchase the equipment for fair market value, to be determined by the lessor, at the end of the lease.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2022 (in thousands):

Nine Months Ended September 30,
2022
Lease Cost:
Amortization of finance right-of-use assets	$544
Interest on finance lease liabilities	140
Operating lease cost	1,240
Variable lease cost	491
Total lease costs	$2,415

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2022 (in thousands, except lease term and discount rate):

Nine Months Ended September 30,
2022
Other Operating Lease Information:
Operating cash flows for operating leases	$1,186
Operating cash flows for finance leases	$139
Financing cash flows from finance leases	$452

Weighted average remaining lease term
Operating leases	4.3 years
Financing leases	3.5 years

Weighted average discount rate
Operating leases	7.6%
Financing leases	7.6%

The following table presents supplemental balance sheet information related to operating and financing leases as of September 30, 2022 (in thousands):

September 30, 2022
Operating leases
Right-of-use assets, net	$5,662

Right-of-use lease liabilities, current	$1,223
Right-of-use lease liabilities, noncurrent	4,643
Total operating lease liabilities	$5,866

Financing leases
Right-of-use assets, net	$2,403

Right-of-use lease liabilities, current	$850
Right-of-use lease liabilities, noncurrent	1,682
Total financing lease liabilities	$2,532

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2022 (in thousands):

	Operating	Financing
Remainder of 2022	$400	$209
2023	1,620	835
2024	1,639	731
2025	1,689	706
2026	1,413	91
Thereafter	59	—
Total future minimum lease payments	$6,820	$2,572
Less amount representing interest	953	40
Total lease liabilities	$5,866	$2,532

The following table presents operating lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Operating
2022	1,585
2023	1,606
2024	1,641
2025	1,689
2026	1,413
2027	59
Total operating lease obligations	$7,993

The following table presents finance lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Financing
2022	$699
2023	674
2024	674
2025	553
2026	47
Total capital lease obligations	2,647
Less amount representing interest	(293)
Present value of minimum capital lease obligations	$2,354

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

Coronavirus pandemic

The full impact of the COVID-19 pandemic continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 pandemic at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity during the remainder of 2022 and beyond.

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the nine months ended September 30, 2022 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	412,262	$9.81	5.71	$723
Granted	—	$—
Exercised	—	$—
Expired	—
Outstanding at September 30, 2022	412,262	$9.81	4.96	$—

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

2021 Stock Option and Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021, and the Company’s stockholders on January 28, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. The 2021 Plan, which superseded the Company’s previous equity incentive plan, provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of September 30, 2022, 2,393,332 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2022, the Company had issued 49,178 shares under the 2021 ESPP. As of September 30, 2022, 590,245 shares were available to be issued under the 2021 ESPP. The Company recognized $9 thousand share-based compensation expense related to the ESPP for the nine months ended September 30, 2022.

Stock Options

During 2022, the Company has granted options to purchase shares of common stock to employees and nonexecutive directors pursuant to the 2021 Plan at a weighted average fair value of $2.50 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the nine months ended September 30, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,026,464	$10.84	8.51	$6,403
Granted	1,115,554	$3.23
Exercised	(73,784)	$3.22
Forfeited	(394,052)	$8.92
Expired	(150,971)	$14.40
Outstanding at September 30, 2022	3,523,211	$8.65	8.50	$—
Options expected to vest as of September 30, 2022	2,139,280	$6.43	8.86	$—
Exercisable at September 30, 2022	1,383,931	$12.09	7.95	$—

The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2022 was $0.1 million.

The grant date fair value of options vested during the nine months ended September 30, 2022 was $6.9 million.

At September 30, 2022, there was approximately $12.1 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.42 years.

Restricted Stock Units

The Company has granted restricted stock units with service vesting based conditions.

The following is a summary of the restricted stock unit activity during the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	239,963	$3.74
Forfeited	(14,763)	$4.30
Unvested at September 30, 2022	225,200	$3.70

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years. No restricted stock units vested during the nine months ended September 30, 2022.

At September 30, 2022, there was approximately $0.7 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 3 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the nine months ended September 30, 2022:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	57,004	$6.94	2.91	$2
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at September 30, 2022	57,004	$6.94	2.16	$—

As of September 30, 2022 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the nine months ended September 30, 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Nine Months Ended September 30,
	2022	2021
Volatility	94%-97%	89%-98%
Expected life (years)	5.5-7.0	5.5-6.1
Risk-free interest rate	1.7%–4.0%	0.4%-1.2%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$505	$691	$1,540	$1,839
General and administrative	974	1,045	2,850	2,991
Total stock-based compensation expense	$1,479	$1,736	$4,390	$4,830

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended September 30, 2022 and 2021, the Company's matching contributions were $85 thousand and $62 thousand, respectively. During the nine months ended September 30, 2022 and 2021, the Company's matching contributions were $268 thousand and $167 thousand, respectively.

11. RELATED-PARTY TRANSACTIONS

Service Agreement - Hope Farms

During 2020, the Company entered into a service agreement with Hope Farms at Disco Bay LLC (“Hope Farms”) to provide animal vaccination testing and provide samples to the Company (the “Hope Farms Service Agreement”). The Company’s Chief Research and Development Officer is a co-founder and partial owner of Hope Farms. Further, the CEO of Hope Farms is the spouse of the Company’s Chief Research and Development Officer.

Expenses recognized by the Company relating to the Hope Farms Service Agreement for the nine months ended September 30, 2022 and 2021 were $104 thousand and $121 thousand, respectively. In October 2022, the Company and Hope Farms agreed to terminate the Hope Farms Services Agreement, effective as of September 30, 2022.

Service Agreement - Binney Street Partners

During 2022, the Company entered into a service agreement with Binney Street Partners LLC (“Binney Street Partners”) to provide business development services (the “BSP Service Agreement”). The Company subsequently hired a managing partner of Binney Street Partners to serve as the Company's Chief Business Officer, effective June 1, 2022. In September 2022, the Company and Binney Street Partners agreed to terminate the services agreement, effective as of August 11, 2022.

Expenses recognized by the Company relating to the BSP Service Agreement for the nine months ended September 30, 2022 were $221 thousand.

12. INCOME TAXES

The Company recorded no provision for income taxes for the nine months ended September 30, 2022 and 2021.

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

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(13,416)	$(9,685)	$(36,356)	$(27,428)
Net loss attributable to common stockholders	$(13,416)	$(9,685)	$(36,356)	$(27,428)
Net loss per share—basic and diluted	$(0.44)	$(0.32)	$(1.18)	$(1.03)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,720,291	30,588,495	30,690,175	26,736,745

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Nine Months Ended September 30,
	2022	2021
Stock options to purchase common stock	3,523,211	3,264,200
Unvested restricted stock units	225,200	—
Warrants issued to employees and contractor to purchase common stock	57,004	57,212
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “designed to,” “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue,” “ongoing” or similar expressions, or the negative of such words, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below in this Quarterly Report under the caption “Risk Factors,” and in our other filings with the Securities and Exchange Commission, or SEC. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Overview

We are an immuno-oncology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb™ (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable checkpoints and other immunosuppressive signals selectively in the tumor microenvironment to unleash T cells against tumors. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches using our robust set of R&D capabilities. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

Our Pipeline

We currently have three investigational products in various stages of development:

•
SNS-101 is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T cell activation) and is currently in IND-enabling studies.
o
We expect to submit an IND in the first half of 2023 for a Phase 1/2 clinical trial. Subject to regulatory clearance, the Company is planning a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with PD-1 blockade in patients with advanced solid tumors.
o
We expect the primary objectives for the Phase 1 portion of the clinical trial will be to evaluate safety and tolerability and determine the maximum tolerated dose and recommended monotherapy and combination dose for the Phase 2 portion of the trial. Secondary objectives are expected to include determination of the pharmacokinetic profile of SNS-101, immunogenicity and preliminary evidence of anti-tumor activity as monotherapy and in combination with PD-1 blockade. As exploratory endpoints we plan to assess biomarkers of SNS-101, which may include serum cytokine/chemokine analysis; blood cell phenotyping; and tumor and blood sequencing/phenotyping.
o
For the Phase 2 portion of the clinical trial, in addition to continuing to evaluate the safety and efficacy of SNS-101 as monotherapy and in combination with PD-1 blockade, we plan to evaluate exploratory endpoints such as multiplex immunohistochemistry; circulating tumor DNA; tumor and blood cell sequencing (RNA and DNA); and single-cell RNA sequencing.
o
We hypothesize that SNS-101, either alone or in combination, may yield clinical benefit in at least three settings where significant unmet medical need persists: (1) improving responses in patients who will be treated with PD-1 blockade therapy; (2) improving responses in patients who have received PD-1 blockade therapy, but who have experienced disease progression; and (3) tumor types which are inflamed but where PD-1 blockade monotherapy is largely ineffective, such as micro satellite stable colorectal cancer.
•
SNS-102 is our conditionally active monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We have identified eight parental pH-sensitive

VSIG4 antibodies, and a lead antibody set is currently undergoing further optimization. We expect to select a product candidate in 2023.
•
SNS-103 is our conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. We began screening the first set of parental antibodies in September 2022 and expect to select a product candidate in 2023.

Upon successful candidate selection, we expect to initiate IND-enabling studies for at least one product candidate in 2023.

In November 2022, we announced the suspension of development efforts related to our ImmunoPhageTM platform, including our product candidate SNS-401-NG which we had been developing initially for the treatment of Merkel cell carcinoma. We no longer plan to develop any product candidates using our ImmunoPhage platform, and instead expect to focus all our resources and efforts on our TMAb platform.

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

We have incurred significant operating losses over the last several years. Our net loss was $36.4 million and $27.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $185.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
prepare to submit INDs and then initiate clinical development of product candidates, including SNS-101;
•
continue the research and development of our other product candidates;
•
invest in our TMAb platform;
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

Impact of COVID-19

The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and are difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that impact the timing of our planned clinical and preclinical studies and ongoing preclinical studies.

In addition, a further recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our business operations, and will take actions as may be required or recommended by government authorities or as we determine that which is in the best interests of our employees and other business partners in light of the pandemic. To date, there has not been a significant impact on our product candidate development; however we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic could potentially have on our ongoing business plan, financial condition and operations.

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

Other Income (Expense)

Our other income (expense) consists of realized gain or loss on short-term investments, gain on debt extinguishments, accretion expense on short-term investments and interest expense.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$9,190	$6,443	$2,747
General and administrative	4,751	3,873	878
Total operating expenses	13,941	10,316	3,625
Loss from operations	(13,941)	(10,316)	(3,625)
Total other income	525	631	(106)
Net loss	$(13,416)	$(9,685)	$(3,731)

Research and Development Expenses

Research and development expenses were $9.2 million for the three months ended September 30, 2022, compared to $6.4 million for the three months ended September 30, 2021. The increase of $2.7 million was primarily attributable to $2.1 million of increased expenses relating to manufacturing contracts, $1.2 million of higher preclinical contract research and $0.5 million related to higher external research fees, partially offset by a $0.8 million lower expense associated with clinical trials, $0.1 million decrease in lab supply purchases and equipment, $0.1 million in lower personnel cost, including stock-based compensation and incentives, to support our research, development and manufacturing activities, and $0.1 million less expense for licensing agreements.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2022, compared to $3.9 million for the three months ended September 30, 2021. The increase of $0.9 million was primarily attributable to $0.5 million relating to higher external professional fees, $0.1 million of increased personnel cost, including stock-based compensation and incentives and $0.1 million higher franchise, net worth, and other non-income tax expense.

Other Income

Other income was $0.5 million for the three months ended September 30, 2022, compared to other income of $0.6 million for the three months ended September 30, 2021. The other income decrease of $0.1 million was primarily attributable to a $0.6 million gain on debt extinguishment relating to the Small Business Administration, or SBA, approving the forgiveness for the full amount of the Paycheck Protection Program loan, or PPP Loan, in 2021, primarily offset by $0.5 million of higher investment related interest income in 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following sets forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$23,038	$15,706	$7,332
General and administrative	14,102	12,363	1,739
Total operating expenses	37,140	28,069	9,071
Loss from operations	(37,140)	(28,069)	(9,071)
Total other income	784	641	143
Net loss	$(36,356)	$(27,428)	$(8,928)

Research and Development Expenses

Research and development expenses were $23.0 million for the nine months ended September 30, 2022, compared to $15.7 million for the nine months ended September 30, 2021. The increase of $7.3 million was primarily attributable to $4.4 million of increased expenses relating to manufacturing contracts, $1.6 million of higher preclinical contract research, $1.4 million more expense relating to lab supplies and equipment purchases, $1.3 million of increased personnel cost, including stock-based compensation and incentives, to support our research, development and manufacturing activities, $0.9 million of increased external research fees and $0.3 million of higher facilities expense and equipment, partially offset by $1.6 million less expense associated with clinical trials, $0.9 million of lower consulting fees and $0.2 million less expense for licensing agreements.

General and Administrative Expenses

General and administrative expenses were $14.1 million for the nine months ended September 30, 2022, compared to $12.4 million for the nine months ended September 30, 2021. The increase of $1.7 million was primarily attributable to $0.7 million of higher franchise, net worth, and other non-income tax expense, $0.3 million of increased directors and officers insurance costs, $0.3 million of higher facilities expense, $0.3 million of increased external professional fees, $0.2 million increase relating to board fees and $0.1 million of increased personnel cost, including stock-based compensation.

Other Income

Other income was $0.8 million for the nine months ended September 30, 2022, compared to other income of $0.6 million for the nine months ended September 30, 2021. The other income increase of $0.1 million was primarily attributable to $0.8 million of higher investment related interest income, primarily offset by $0.6 million gain on debt extinguishment relating to the SBA approving the forgiveness for the full amount of the PPP Loan in 2021 and $0.1 million of higher interest expense for finance leases.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $36.4 million and $27.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $185.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $116.6 million. From December 2020 to January 2021, we issued and sold 165,956,208 shares of Series BB convertible preferred stock to a group of investors, in exchange for $34.4 million of new gross proceeds, of which approximately $23.5 million was received in January 2021. In February 2021, we issued an aggregate of 8,030,295 shares of common stock in our IPO at a price to the public of $19.00 per share, for aggregate gross proceeds of $152.6 million. We paid underwriting discounts and commissions of $10.7 million, and we also incurred expenses of $3.4 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $138.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(29,452)	$(22,391)
Net cash provided by (used in) investing activities	33,906	(148,730)
Net cash (used in) provided by financing activities	(163)	164,058
Net increase (decrease) in cash and cash equivalents	$4,291	$(7,063)

Operating Activities

During the nine months ended September 30, 2022, our operating activities used $29.5 million of cash, primarily resulting from our $36.4 million net loss partially offset by increases in non-cash charges of $6.6 million, primarily related to $4.4 million of stock compensation expense and $0.9 million of non-cash lease expense, and a $0.4 million increase in our operating assets and liabilities. During the nine months ended September 30, 2021, our operating activities used $22.4 million of cash, primarily resulting from our $27.4 million net loss, partially offset by increases in non-cash charges of $5.0 million primarily related to stock compensation expense of $4.8 million.

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $33.9 million, primarily due to $99.2 million in sales and maturities of short-term investments, partially offset by $65 million in purchases of short-term investments and $0.3 million in purchases of property and equipment. During the nine months ended September 30, 2021, net cash used in investing activities was $148.7 million primarily related to $173.8 million for purchases of short-term investments using the net proceeds of our IPO and Series AA and Series BB convertible preferred stock financings and $1.5 million for purchases of property and equipment, partially offset by $26.3 million in sales and maturities of short-term investments and $0.3 million from proceeds of property and equipment disposals.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $0.2 million, primarily from $0.5 million of principal payments under our financing leases, offset by $0.2 million of proceeds from the exercise of stock options and $0.1 million relating to ESPP purchases. During the nine months ended September 30, 2021, net cash provided by financing activities was $164.1 million, primarily from the net proceeds from the issuance of common stock as part of our IPO of $140.6 million, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the initial public offering of $23.5 million.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of its adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of September 30, 2022, we had operating lease payment obligations of $6.8 million, with $0.4 million payable for the remainder of 2022. See Note 7 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of its adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of September 30, 2022, we had finance lease payment obligations of $2.6 million, with $0.2 million payable for the remainder of 2022. See Note 7 in our financial statements included elsewhere in this Form 10-Q for additional information.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2022.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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
•
Risks Related to the Development of our Product Candidates
•
Although we plan to submit an IND for SNS-101 in the first half of 2023, our development efforts are in the early stages. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our business is highly dependent on the success of our product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical, clinical and manufacturing development before we may be able to seek regulatory approval for and launch a product commercially. If the clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•
Our business, operations and clinical development plans and timelines, as well as the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers, equipment suppliers and others, could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.
•
Interim data from our planned clinical trials that we announce or publish from time to time may change as more patients are enrolled and additional data become available.
•
We will depend on timely enrollment of patients in our planned clinical trials for our product candidates. If we encounter difficulties enrolling patients in our planned clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

•
We rely, and expect to continue to rely, on third parties to conduct the preclinical and planned clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with applicable regulatory requirements.
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
•
Risks Related to our Intellectual Property
•
If we are unable to obtain and maintain patent protection for our technologies and product candidates, including SNS-101, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and biologics similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.
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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through any or a combination of securities offerings, debt financings, license and collaboration agreements and research grants. If we raise capital through securities offerings, such sales are likely to result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

To the extent that we raise additional capital through the sale of equity, warrants to purchase equity, or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, could result in fixed payment obligations, and we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

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

We have incurred significant net losses since our inception. Our net loss was $36.4 million and $27.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $185.6 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

We have no products approved for commercial sale, have not generated any revenue from commercial sales of our product candidates, and are devoting substantially all of our financial resources and efforts to research and development of our TMAb platform. Investment in therapeutic product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable.

We expect that it will take at least several years until any of our product candidates receive marketing approval and are commercialized, and we may never be successful in obtaining marketing approval and commercializing product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
prepare to file INDs and then initiate clinical development of our product candidates, including SNS-101;
•
continue the research and development of our other product candidates;
•
invest in our TMAb platform;
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

As an organization, we have not demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture our product candidates at commercial scale or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful commercialization, or obtain reimbursement in the countries of sale. We may encounter unforeseen expenses, difficulties, complications, and delays in achieving our business objectives. Our operating history makes any assessment of our future success or viability subject to significant uncertainty. If we do not address these risks successfully or are unable to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities, then our business will suffer.

Risks Related to the Development of our Product Candidates

Although we plan to submit an IND for SNS-101 in the first half of 2023, our development efforts are in the early stages. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

There is no assurance that any future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. Our product candidates are in preclinical development. Although we expect to submit an IND for SNS-101 to the FDA in the first half of 2023, there can be no assurance that the FDA will permit the IND, or any future IND for our other product candidates, to go into effect in a timely manner or at all. Without the IND, we will not be permitted to conduct our planned clinical trial of SNS-101, nor would we be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

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

Many of these factors are beyond our control, including the time needed to adequately complete clinical testing and the regulatory submission process. It is possible that none of our product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, or any other factors impacting the successful development of biopharmaceutical products, we could experience significant delays or an inability to successfully develop our product candidates, which could materially harm our business.

The therapeutic efficacy of our product candidates, including SNS-101, is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.

Our TMAb product candidates are novel chemical and biologic entities and their potential benefit as therapeutic cancer drugs is unproven. For example, SNS-101 is a human monoclonal antibody targeting the novel immune checkpoint VISTA. There are currently no approved therapies that target VISTA. Our ability to generate revenues from our TMAb product candidates, which we do not expect will occur in the short-term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our product candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Moreover, we may determine after conducting clinical trials or related studies that certain of our drug candidates or platforms do not possess the anticipated therapeutic characteristics, and we may decide to abandon or discontinue any one of our studies, product candidates or platforms. For example, in June 2021 we announced the discontinuation of our SNS-301 program and terminated the Phase 1/2 clinic trial studying SNS-301 due to a lack of efficacy. In November 2022, we announced the suspension of our ImmunoPhage platform entirely and we are now focused on developing our TMAb platform.

Many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to be ineffective and/or cause side effects that prevented further development of the compound or resulted in their removal from the market. For example, in a third-party clinical trial of an anti-VISTA monoclonal antibody, dose limiting toxicities caused by cytokine release syndrome resulted in early termination of the clinical trial. Although we have generated preclinical data suggesting that the conditionally active properties of SNS-101 have the potential to avoid poor pharmacokinetics and lower the risk of cytokine release syndrome, those data were generated from either animal studies or ex vivo studies using human samples and there can be no assurances that similar results will be achieved in clinical trials of SNS-101 with human subjects. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully develop and commercialize our drug candidates, in which case we may not achieve profitability and the value of our stock may decline.

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

Our product candidates could fail to receive regulatory approval from the FDA or other comparable regulatory authorities for many reasons, including:

•
disagreement with the design, protocol or conduct of our clinical trials, including with respect to the planned clinical trial of SNS-101;
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

Our business is highly dependent on the success of our product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical, clinical and manufacturing development before we may be able to seek regulatory approval for and launch a product commercially and we may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is utilizing our TMAb platform to develop conditionally active monoclonal antibodies, which we believe could generate safer and more effective cancer therapies. However, we currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and although we plan to submit an IND for SNS-101 in the first half of 2023, none of our product candidates are currently in clinical development. If any of our product candidates, including SNS-101, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timeline and business could be significantly harmed. Our TMAb platform is designed to generate next-generation antibodies that have potential to block key immune checkpoints selectively within the tumor microenvironment. However, our TMAb platform may not produce product candidates that are safe and effective, or which compare favorably with other commercially available alternatives. Even if we are successful in continuing to build our pipeline and develop next-generation antibodies, the potential product candidates that we identify may not be suitable for clinical development, including as a result of lack of safety, lack of tolerability, or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. We cannot provide you with any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•
our TMAb platform may not be successful in identifying additional product candidates;
•
we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•
our product candidates may not succeed in preclinical or clinical testing;
•
a product candidate may on further study be shown to have harmful side effects, such as cytokine release syndrome, or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which could have a material adverse effect on our business and could potentially cause us to cease operations.

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

Because we have limited financial and management resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, in June 2021 we announced the discontinuation of our SNS-301 program in order to focus on our current programs. SNS-301 had been our lead product candidate and only clinical stage program. Furthermore, in November 2022 we announced the suspension of our ImmunoPhage platform entirely, including SNS-401-NG, which we were developing for the treatment of patients with Merkel cell carcinoma. As a result, we are now focused exclusively on developing our TMAb product candidates.

If the clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Our product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs, including our planned IND for SNS-101, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. It is impossible to predict accurately when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

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

It is impossible to predict when or if any of our current or future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Human clinical trials are expensive, can take many years to complete, and are difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for oncology product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Success in preclinical studies or clinical trials may not be predictive of results in future clinical trials.

Results from preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials are not necessarily predictive of final results. We have not yet begun clinical trials for our current product candidates, including SNS-101. For that reason, we do not know whether these candidates will be effective for the intended indications or safe in humans. Our product candidates may fail to show the desired safety and efficacy in preclinical or clinical development despite positive results observed in early preclinical studies or having successfully advanced through initial clinical trials. For example, although we have generated preclinical data suggesting that the conditionally active properties of SNS-101 have the potential to lower the risk of side effects such as cytokine release syndrome and enhance the anti-tumor effects of PD-1 blockade, those data were generated either from animal studies or ex vivo studies with human samples and there can be no assurances that similar results will be achieved in clinical trials of SNS-101 with human subjects. Any failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

Additionally, our planned clinical trial of SNS-101 will utilize an open-label study design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved therapy or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patients are enrolled and additional data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

We expect to publish from time to time interim topline or preliminary data from our planned clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our planned clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We depend on timely enrollment of patients in our planned clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying patients to participate in planned clinical trials of our product candidates is critical to our success. We may experience difficulties in patient enrollment in our planned clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

Our immuno-oncology approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for third line use. When cancers are detected they are treated with first line of therapy with the intention of curing the cancer. This treatment generally consists of chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. If the patient’s cancer relapses, then the patient is given a second line or third line therapy, which can consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. Generally, the higher the line of therapy, the lower the chance of a cure. With third or higher line, the goal of the therapy is to control the growth of the tumor and extend the life of the patient, as a cure is unlikely to happen. Patients are generally referred to clinical trials in these situations.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues may be materially impaired.

Risks Related to Manufacturing and our Dependence on Third Parties

We currently rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies, as well as our planned clinical trials. If those third parties do not perform satisfactorily, including failing to meet deadlines for the completion of such planned clinical trials or failing to comply with regulatory requirements, we may be unable to obtain regulatory approval for our product candidates.

We currently rely, and with respect to planned clinical trials expect to rely, on third-party contract research organizations, or CROs, academic institutions, study sites, clinical investigators and others to conduct, supervise, and monitor our preclinical studies and clinical trials, including our planned clinical trial of SNS-101. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we currently have or plan to enter into agreements governing the activities of these third parties, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, including as a result of the impact of the ongoing COVID-19 pandemic, could substantially harm our business because we may be delayed in completing or unable to complete the studies required to develop SNS-101 and other current and future product candidates, or we may not obtain marketing approval for, or commercialize, SNS-101 or our other current and future product candidates in a timely manner or at all.

Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities could be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical studies are conducted in accordance with the FDA’s GLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our planned clinical trials comply with the applicable regulatory requirements. In addition, our planned clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to the development of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by the ongoing COVID-19 pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for current and future product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize current and future product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for current and future product candidates may be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

We collaborate with academic institutions for the development of our product candidates, including, for instance, our collaboration with the University of Washington pursuant to which we are conducting preclinical studies for our SNS-101 program. We may enter into additional collaborations for our other current or future product candidates or technologies. We cannot control the timing or quantity of resources that our existing or future collaborators will dedicate to research, preclinical and clinical development. Our collaborators may not perform their obligations according to our expectations or standards of quality. Our collaborators could terminate our existing agreements for a number of reasons.

We will also rely on other third parties to store and distribute our product candidates for the clinical trials that we plan to conduct. Any performance failure on the part of our distributors could delay clinical development, marketing approval, or commercialization of current and future product candidates, which could result in additional losses and deprive us of potential product revenue.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

We expect that certain of our current and future product candidates, including SNS-101, will be evaluated in combination with third-party drugs, and we will have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

We expect that certain of our current and future product candidates, including SNS-101, will be evaluated in combination with checkpoint inhibitors, or CPIs. Our ability to develop and ultimately commercialize current and future product candidates used in combination with CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we will be able to enter into a supply agreement for our planned clinical trials or that such potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

Any failure to enter into successful commercial relationships, or inability to source or purchase CPIs or other potential combination agents in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop SNS-101 and other current and future product candidates as potential combination therapies, which may materially harm our business, financial condition, results of operations, stock price and prospects. Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not encountered when developing single-agent product candidates. For example, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. Additionally, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party under terms unfavorable to us to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

In the event that any potential future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply from any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

We currently rely on CMOs for the production of SNS-101 and we expect to rely on CMOs for our other product candidates. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities for our TMAb product candidates. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have entered into arrangements with a limited number of third-party contract manufacturing organizations, or CMOs, as part of our development of our TMAb product candidates. These CMOs will provide drug substance intermediate and drug product that will be subsequently labeled, packaged and distributed to our CROs. We may also enter into agreements with additional companies for the supply of substances for use in the development of our TMAb product candidates or any future product candidates or for the manufacture of such product candidates.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient (“API”) necessary to produce SNS-101 or any other current and future product candidates we may develop in the quantities needed for our clinical trials or, if any current or future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of any current or future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

The facilities used by third-party manufacturers to manufacture SNS-101 or any other current or future product candidates must be authorized by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we do not intend to begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our planned clinical trials and potential regulatory approval of any of our product candidates. Additionally, any changes implemented by a new CMO could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our current and future product candidates and jeopardize our ability to commence product sales and generate revenue.

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidates that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates or products. In addition, in the case of CMOs that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

As part of their manufacture of our product candidates, our CMO and third-party suppliers are expected to comply with and respect the intellectual property and proprietary rights of others. If our CMO or third-party supplier fails to acquire the proper licenses or otherwise infringes, misappropriates or otherwise violates the intellectual property or proprietary rights of others in the course of providing services to us, we may have to find alternative CMOs or third-party suppliers or defend against applicable claims, either of which could significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the manufacturing agreement by the third party;
•
failure to manufacture our product according to our specifications;
•
failure to manufacture our product according to our schedule or at all;
•
production difficulties caused by unforeseen events that may delay the availability of one or more of the necessary raw materials or delay the manufacture of any current or future product candidates for use in clinical trials or for commercial supply, including as a result of the COVID-19 pandemic;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Any product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party CMO cannot perform as agreed, we may be required to replace such manufacturer and we may be unable to replace them on a timely basis or at all.

Because we rely on a limited number of suppliers for the raw materials used in our drug candidates, any delay, shortage or interruption in the supply of such raw materials or contamination in our manufacturing process could lead to delays in the manufacture and supply of our drug candidates.

We rely on third-parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and planned clinical trials. For example, we rely on third-parties to supply certain reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We work with our CMOs to purchase these materials from our suppliers who may not always have long-term supply agreements in place, which could expose us to a variety of risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Any significant delay in the supply of raw materials for our drug candidates for a preclinical study or a clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which could impair our ability to generate revenues from their sale.

In addition, a material shortage, contamination, recall or restriction on the use of substances in the manufacture of our drug candidates, or the failure of any of our key suppliers to deliver necessary components required for the manufacture of our drug candidates, could adversely impact or disrupt the commercial manufacture or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and future prospects.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Currently, all of our product candidates are in development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. Whether the results from our clinical trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled clinical trials to obtain approval. Additionally, even if FDA does grant approval for one or more of our product candidates, it may be for a more narrow indication than we seek. Regulatory authorities, including the FDA, also may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop.

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

We may submit marketing applications in countries other than the United States. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which could adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are unable to successfully validate, develop and obtain regulatory approval for any required companion diagnostic tests for our product candidates or experience significant delays in doing so, we may fail to obtain approval or may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may develop or engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive benefit from our product candidates. Such companion diagnostics may be used during our clinical trials and may be required in connection with the FDA approval of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. Companion diagnostics are subject to regulation by the FDA, EMA and other regulatory authorities as medical devices and require separate regulatory approval prior to commercialization.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, former President Trump signed several Executive Orders and other directives designed to eliminate the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation to date, the Tax Act, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect until 2031 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform including through federal budget proposals, executive orders and policy initiatives In July 2021, the Biden administration released an executive order,

“Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

In addition to the current standard of care treatments for patients with cancers, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates in the field of immuno-oncology. Results from these studies and trials have fueled increasing levels of interest in the field of immuno-oncology.

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Curis, Hummingbird Bioscience, Kineta, PharmAbcine and Pierre Fabre, each of which are developing antibodies targeting VISTA, the target of our lead product candidate SNS-101.

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
•
relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•
the effectiveness of our sales and marketing efforts and distribution support

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates, if approved, may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Because we expect sales of our product candidates, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of our product candidates to find market acceptance could harm our business and could require us to seek additional financing.

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

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which could negatively impact prescriptions for our product candidates, if approved.

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

Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technologies and product candidates, including SNS-101, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and biologics similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

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

To protect our proprietary positions, we typically file patent applications in the United States and other countries related to our novel technologies and product candidates that are important to our business. The patent application and prosecution process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our TMAb technology without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party U.S. and non-U.S. issued patents exist in the area of biotechnology, including in the area of monoclonal antibodies and including patents held by our competitors. If any third-party patents cover our product candidates or technologies, we may not be free to manufacture or commercialize our product candidates as planned.

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

As of November 1, 2022, we had 44 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical and FDA review processes for our product candidates; and
•
improving our operational, financial and management controls, reporting systems and procedures.

There are a small number of individuals with experience in immuno-oncology and the competition for these individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified management, research and development, clinical, financial and business development personnel. Our senior management may terminate their employment with us at any time, and we do not maintain “key person” insurance for any of our employees.

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

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses, as we may deem appropriate to carry out our business plan. For instance, in May 2020, we acquired Alvaxa Biosciences LLC to obtain nanobody assets and know-how. Any potential acquisition or strategic collaboration may entail numerous risks, including:

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
•
concerns regarding the safety of our product candidates or TMAb platform in general;
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

In addition, we have filed registration statements registering the issuance of approximately 8.8 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements will be available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.

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

Under the JOBS Act, we will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities; and (4) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as (i) we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain. As of December 31, 2021, we had NOL carryforwards for federal and state income tax purposes of approximately $100.5 million and $92.4 million, respectively, a portion of which expire beginning in 2022. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $58.5 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

We have incurred and expect to continue incurring significantly increased costs as a result of operating as a company whose common stock is publicly traded, and our management will be required to devote substantial time to new compliance initiatives.

As a newly public company, we have incurred significant legal, accounting and other expenses that we did not incur previously. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

Insiders have substantial influence over us and could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of our stockholders.

As of November 1, 2022, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 45% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

•
the composition of our board of directors;
•
the adoption of amendments to our certificate of incorporation and bylaws;
•
the approval of mergers or sales of substantially all of our assets;
•
our capital structure and financing; and
•
the approval of contracts between us and these stockholders or their affiliates, which could involve conflicts of interest.

This concentration of ownership could harm the market price of our common stock by:

•
delaying, deferring or preventing a change in control of our company and making some transactions more difficult or impossible without the support of these stockholders, even if such transactions are beneficial to other stockholders;
•
impeding a merger, consolidation, takeover or other business combination involving our company; or
•
requiring us to engage in transactions that may not be agreeable to or in the best interest of us or other stockholders.

General Risk Factors

Our business, operations and clinical development plans and timelines, as well as the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, shippers, equipment suppliers and others, could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic and government measures taken in response had a significant impact on businesses and commerce worldwide, as worker shortages occurred; supply chains were disrupted; facilities and production were suspended across a variety of industries; and demand for certain goods and services, such as medical services and supplies, spiked, while demand for other goods and services, such as travel, fell. On March 18, 2020, the FDA issued updated industry guidance for conducting clinical trials during the COVID-19 pandemic, which requires clinical trial sponsors to consider the need to delay or cease patient recruitment, change protocol regarding patient monitoring and assessment that minimizes in-person visits, alternative administration of certain investigational products due to compromised clinical sites and to put in place new processes or modify existing processes in consultation with the FDA that would ensure the safety of clinical trial participants. In connection with COVID-19, we implemented optional work-from-home policies for certain employees, and we follow all city, state, and federal guidelines in regard to safe work policies. The effects of government orders may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic has resulted in significant disruption of global financial markets, resulting in an economic downturn that could continue to significantly impact our business and operations and may reduce our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. In addition, a recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest.

Further, we may experience additional disruptions that could severely impact our business and clinical trials, including:

•
diversion of healthcare resources away from the conduct of planned clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•
limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and planned clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•
risk that participants enrolled in our planned clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and
•
refusal of the FDA to accept data from clinical trials in these affected geographies.

These and similar, and perhaps more severe, disruptions in our operations could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we continue to monitor the COVID-19 situation closely. To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows, financial condition and/or prospects, it may also have the effect of exacerbating many of the other risks described in this “Risk Factors” section.

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	November 8, 2022	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

		By:	/s/ Erin Colgan
Erin Colgan
Chief Financial Officer
Principal Financial and Accounting Officer