Form 10-K
period 2022-12-31
Sensei Biotherapeutics, Inc.
filed 2023-03-29
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39980

Sensei Biotherapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1863385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1405 Research Blvd, Suite 125 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 243-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SNSE	The Nasdaq Stock Market LLC
Series A Preferred Stock Purchase Rights		The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), the Registrant's aggregate market value of its voting common equity held by non-affiliates was approximately $36.4 million based on the closing sale price of $2.27 per share as reported on the Nasdaq Global Market on that date. The number of shares of Registrant’s Common Stock outstanding as of March 27, 2023 was 30,971,341.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K will be included in an amendment to this Annual Report on Form 10-K, filed with the Commission within 120 days after December 31, 2022, and is incorporated by reference herein.

Cautionary Notice Regarding Forward-Looking Statement

All statements other than statements of historical fact included in this Annual Report on Form 10-K (“Report”), including, without limitation, statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words and phrases such as “designed to,” “intended to,” “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue” and “ongoing,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements.

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
•
the timing, scope and likelihood of regulatory filings and approvals, including Investigational New Drug, or IND, submissions for our product candidates;
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
•
our reliance on third parties to conduct planned clinical trials of our product candidates;
•
our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
the pricing and reimbursement of our product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of our current and future product candidates;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our financial performance and our ability to effectively manage our anticipated growth;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

•
the impact of laws and regulations;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•
our anticipated use of our existing resources and the proceeds of any offerings of our securities.

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

PART I

Item 1. Business.

Overview

We are an immuno-oncology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb™ (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment to unleash T cells against tumors. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches using our robust set of R&D capabilities. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

We have developed our TMAb platform to address resistance to immunotherapy and believe our product candidates and TMAb technology represent large market opportunities. For example, therapeutic drugs targeting the programmed cell death protein 1, or PD-1, and its related ligand, or PD-L1, have emerged as one of the most promising classes of therapeutics for the treatment of cancer. Drugs utilizing PD-1 blockade have been approved by the Food and Drug Administration, or FDA, to treat at least 20 different types of cancer and, in 2020, generated sales of approximately $30 billion worldwide. By 2026, the total global market for drugs utilizing PD-1 blockade is estimated to exceed $90 billion. However, despite the widespread use of checkpoint inhibitors, approximately 70% of patients do not achieve survival benefit from treatment.

Our Pipeline

We believe there are multiple opportunities and significant potential for patients within our product pipeline. Each program, summarized in the chart below, is derived from our TMAb platform and targets immunosuppressive signals.

We currently have three investigational product candidates in various stages of early development:

•
SNS-101 is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation). In March 2023 we submitted an IND to the FDA for a Phase 1/2 clinical trial. Subject to regulatory clearance, we are planning to initiate a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion study trial in 2023 to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with Libtayo® (cemiplimab) in patients with advanced solid tumors.
•
SNS-102 is our conditionally active monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We have identified eight parental pH-sensitive VSIG4 antibodies, which have undergone further lead optimization and are currently being characterized. We expect to select a product candidate in 2023.
•
SNS-103 is our conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. We have identified eight parental pH-selective CD39 antibodies, and a lead antibody set is currently undergoing further optimization. We expect to select a product candidate in 2023.

Upon successful candidate selection for SNS-102 and/or SNS-103, we expect to initiate IND-enabling studies for at least one product candidate. We have also initiated early discovery efforts for a potential fourth TMAb product candidate that is being designed to activate immunostimulatory signals.

Our TMAb Platform

Our TMAb platform is designed to “unleash” the anti-tumor potential of T cells and is comprised of human monoclonal antibodies that are selectively active in the tumor microenvironment and target immune checkpoints or other critical immune pathways. Selective activation within the tumor is a critical aspect of TMAb and has the potential to “unlock” previously undruggable immune targets for use in oncology applications.

There are several unique features of tumors that TMAb antibodies can leverage to design antibodies that are selectively active within the tumor while potentially displaying little or no activity outside the tumor. One key differentiating feature of tumors relative to most normal human tissue is their relative acidity or low pH, which is typically approximately pH 6.0 compared with normal physiologic pH of 7.4. The acidic environment within tumors is a result of their altered metabolic program, utilizing aerobic glycolysis, resulting in lactic acid production (so called Warburg effect).

Other TMAb approaches could potentially leverage other “divergent” biochemical parameters such as altered REDOX state, high extracellular ATP or DNA, and hypoxia. We utilize yeast-based surface display technology of antibody libraries to identify rare clones, which exhibit desired binding properties under these “tumor-like” biochemical parameters (e.g., selective binding to target at pH 6.0 versus pH 7.4).

pH-sensitive Antibodies Designed to Bind Their Targets Only in a Low pH Environment

Our Portfolio of Product Candidates

SNS-101: Conditionally Active Monoclonal Antibody Targeting VISTA

We believe that anti-VISTA antibodies have the potential to become the backbone of the next generation of cancer immunotherapy. Based on our expertise and deep understanding of this myeloid checkpoint target, our conditionally active human monoclonal antibody targeting VISTA is designed to overcome the challenges of the previous generation of anti-VISTA monoclonal antibodies, and we believe it has the potential to become first anti-VISTA monoclonal antibody approved as a therapeutic agent.

VISTA is an important immunoregulatory target and is highly expressed on various immune system cells, though predominantly myeloid lineage cells, including neutrophils, monocytes, macrophages, basophils and dendritic cells, or DCs. While expressed on CD4 T helper cells and certain T regulatory cells, it exhibits much lower expression on CD8 cytotoxic T lymphocytes, or CTLs. Effective cancer immunotherapy is often confounded by immune checkpoints such as VISTA and VISTA’s presence within tumors is often indicative of a poor prognosis. Effective VISTA blockade appears to dramatically modulate the tumor microenvironment towards a state that favors an immune system response, resulting in improved T cell effector function and anti-tumor activity.

VISTA has been historically challenging to target for cancer therapy for several reasons. Because significant amounts of VISTA are expressed in immune cells of the blood, the binding of anti-VISTA antibodies using traditional technologies occurs at significant levels outside of the tumor, resulting in a phenomenon known as target-mediated drug disposition, or TMDD. TMDD presents a pharmacological “sink” effect whereby the antibody is effectively drained from the body by binding to VISTA on normal cells in the blood, effectively limiting distribution of anti-VISTA monoclonal antibodies within the tumor. Thus, TMDD results in the need for ever-higher doses to reach a biological active concentration within the tumor and, subsequently, increases the likelihood of on-target, off-tumor toxicity.

The second reason anti-VISTA drug development has lagged behind other checkpoints (e.g., PD-1) is that until recently the critical inhibitory receptor on T cells was not known. Recently, however, the primary receptor on T cells that is critical to VISTA’s immune checkpoint function within the tumor microenvironment was discovered: PSGL-1 (P-selectin glycoprotein ligand-1). Importantly, the VISTA:PSGL-1 interaction only occurs at low pH (~pH 6), like that found within the tumor microenvironment. The high affinity interaction between VISTA and PSGL-1 at low pH is strictly dependent upon protonation of key histidine residues in the extracellular PSGL1-binding domain of VISTA. In effect, the low pH microenvironment of the tumor induces VISTA to convert from an inactive, un-protonated form (physiological pH) to its “active,” protonated form. Thus, we believe VISTA is an ideal target for our TMAb platform, which we have used to identify SNS-101 as a pH-dependent monoclonal antibody with a greater than 600-fold selective binding for the active versus the inactive form of VISTA. We believe that SNS-101 will successfully (1) avoid binding to VISTA in the blood, which results in TMDD and on-target, off-tumor toxicity; and (2) bind “active” VISTA at low pH and block VISTA’s immune checkpoint function within the tumor via inhibition of the interaction with PSGL-1.

A third challenge to prior efforts to generate effective antibodies targeting VISTA is the understanding that an active Fc region is optimal for activity. Thus, we have designed SNS-101 on an IgG1 antibody framework that retains an active Fc region. We believe that anti-VISTA IgG1 monoclonal antibodies bind to VISTA on, among other cell types, tumor-associated macrophages, or TAMs. This binding leads to clustering of the IgG1 domains and transactivation of Fc gamma receptors, or FcgRs, on adjacent TAMs. This interaction between TAMs is likely not unidirectional or even restricted to cell pairs. Each VISTA+ cell could play a role in activating multiple VISTA+ neighbors. Although this myeloid-on-myeloid VISTA/mAb/FcgRs-mediated activation and proinflammatory cytokine release is beneficial within the confines of the tumor microenvironment, it would be potentially deleterious if it were to occur in the blood. We believe that this myeloid-on-myeloid activation is precisely the mechanism underlying the cytokine release syndrome, or CRS, observed in third-party clinical trials with anti-VISTA monoclonal antibodies, as was seen at low doses in the Phase 1 trial of JNJ-61610588 (now CI-8993), a potent non-pH-dependent anti-VISTA monoclonal antibody. Dose limiting toxicities of CRS resulted in early termination of this development program. In contrast, we anticipate that SNS-101 will have significantly less “in blood” activation due to its lack of significant binding to VISTA at physiological pH.

In summary, we believe that there are three critical design parameters required to achieve optimal biologic activity of inhibitory anti-VISTA antibodies:

1.
Block the pH-dependent binding of VISTA to PSGL-1 on T cells at low pH;
2.
Selectively bind VISTA at low pH to avoid TMDD and on-target/off-tumor side effects; and
3.
Utilize an Fc-competent IgG backbone to engage and activate FcgR+ myeloid cells within the tumor.

We believe SNS-101 is the only anti-VISTA antibody in development that was designed with these three salient features in mind.

Preclinical Studies

We have conducted multiple preclinical studies, summarized below, to evaluate the safety, efficacy and pharmacokinetic profile of SNS-101. In addition, we have conducted multi-dose non-human primate, or NHP, toxicology studies and plan to disclose the data in the first half of 2023.

Affinity Analysis

We have observed that SNS-101 binds to VISTA at low pH with a greater than 600-fold differential affinity compared to VISTA at physiological pH of 7.4.

	pH 6.0	pH 7.4
Monovalent Affinity (KD) [nM]	0.218	132 (No pharmacologically relevant binding)

Crystal Structure Analysis

A crystal structure analysis was performed to elucidate the mechanism of action of SNS-101. This analysis determined the epitope of SNS-101 by co-crystallization of VISTA with the Fab domain of SNS-101 and suggests that SNS-101 blocks the PSGL-1 binding site, in addition to several other putative receptors, on VISTA. The figures depicted below were generated from a technique called “X-ray crystallography,” in which crystals made from complexes of highly purified VISTA and SNS-101 Fab fragments were exposed to an X-ray beam, and the patterns of diffracted beams were measured to reveal the high-resolution three-dimensional molecular structure of the proteins.

Figure A shows how SNS-101 binds to VISTA. As with other antibodies, SNS-101 has two binding arms (termed Fab fragments), each consisting of two amino acid chains (shown in blue and orange) that together form the binding site (only a part of the full antibody is shown in the figure). The surface of the VISTA protein covered by SNS-101 is colored red, and the rest of VISTA is shown in green. Figure B is a 90° rotated version of (A) where SNS-101 was removed to get a clear view of the interaction of SNS-101 on the surface of VISTA. Figure C shows the same orientation of VISTA as (B), indicating areas interacting with the receptors PSGL-1 (blue), VSIG-3 (brown) and LRIG-1 (orange). The overlap of the footprint of SNS-101 with the binding sites for these receptors suggest a simple mechanism for how SNS-101 could block their interaction with VISTA.

Mechanism of Action

We assessed the mechanism of action, or MOA, of SNS-101 in a dose-response study (3, 10, or 30 mg/kg) in combination with different anti-mPD-1 doses (1 or 5 mg/kg) again in MC38 tumors and analyzed tumor-infiltrating CD8 T cells at the end of the study. Antibody treatment was again well tolerated, as no significant body weight changes were observed. Tumor growth is represented below as "spider plots" in which each line represents the growth of the tumor in the respective mouse for each particular treatment group. Anti-mPD-1 at 1 mg/kg did not result in any discernible tumor growth inhibition (5%, P>0.05) and although anti-mPD-1 at 5 mg/kg resulted in substantial tumor growth inhibition (41%), this did not reach statistical significance in this study. However, the combination of SNS-101 at 10 and 30 mg/kg with 1 mg/kg of anti-mouse PD-1 resulted in statistically significant tumor growth inhibition (52%, P<0.01 and 53% P<0.02, respectively) compared to anti-mPD-1 group at 1 mg/kg. At the end of the study tumors were removed from the mice and tumor-infiltrating CD8 T cells were then enumerated.

CTRL
Anti-PD-1
1mg/kg
5mg/kg
Anti-PD-1/SNS-101
3mg/kg
10mg/kg
30mg/kg
Tumor volume (mm3)
Day
0
4
8
12
16
0
400
800
1200
1600
2000

CD8
****
****
**
***
*
*
40
30
20
10
0
% Positive
Isotype Control
αPD-1- 1 mg/kg
SNS-101- 10 mg/kg
SNS-101- 30 mg/kg
SNS-101- 10 mg/kg
with Anti-PD-1
SNS-101- 30 mg/kg
with Anti-PD-1

Frequency of Live, CD45+ Population
One-way ANOVA, Tukey Post-Hoc Analysis,
* p<0.05; ** p<0.01, *** p<0.001, **** p<0.0001

Myeloid cells, like monocytes and macrophages, are part of the innate immune response to pathogens, wounds, and even cancers, and play key roles in inflammatory responses. Depending on the environmental signals they receive, these cells take on different characteristics that allow them to perform various tasks. Some of these functions can promote tumor killing responses (anti-tumor immunity, or the M1 phenotype), while others actively suppress immune responses and allow tumors to thrive, or the M2 phenotype.

Our goal in targeting VISTA signaling with SNS-101 is to shape the environment of these myeloid cells in order to shift the balance of macrophage phenotypes towards anti-tumoral responses. Furthermore, altering these myeloid responses in the tumor microenvironment may create favorable conditions for other components of the adaptive immune system to join the fight against the tumor.

Taken together, MOA studies in VISTA-KI mice implanted with the syngeneic tumor model MC38 demonstrated that SNS-101 enhanced anti-PD-1 response and dose-dependently increased tumor-infiltrating CD8 T cells. Additionally, these studies indicate that SNS-101 in combination with anti-PD-1 therapy promotes a shift toward a pro-inflammatory and anti-tumor state.

Cytokine Release Syndrome (CRS) Assay

CRS assays (IFN-g, IL-2, IL-6, IL-8, TNF-a) in an ex vivo system using circulating fresh human whole blood indicated no significant cytokine induction by SNS-101 compared to a clinical stage, non-pH-selective anti-VISTA antibody.

Pharmacokinetic Profile

SNS-101 has been observed to bind to human and cynomolgus macaque VISTA, but not to rodent VISTA. Therefore, the pharmacokinetic profile of SNS-101 was assessed in human VISTA knock-in, or KI, mice and NHPs. The mouse data demonstrated that SNS-101 had a long mean residence time in the blood, indicating a lack of significant TMDD and clearance in non-malignant tissues. The NHP data showed linear elimination kinetics for SNS-101, while a non-pH-sensitive antibody bound VISTA+ immune cells, induced monocyte activation followed by a decrease in cell numbers, and was rapidly cleared from circulation.

Pharmacological Activity

We have conducted multiple preclinical studies to assess the pharmacological activity of SNS-101. As SNS-101 does not bind to mouse VISTA, wild-type mice cannot be used to study the pharmacology of SNS-101. Accordingly, we utilized human VISTA KI mice to assess anti-tumor activity of SNS-101 alone and in combination with anti-mouse PD-1 (anti-mPD-1). Antibodies were administered every three days for two weeks. Antibody treatment was well tolerated, as no significant body weight changes were observed. Anti-mPD-1 at 5mg/kg resulted in significant tumor growth inhibition of 52% (P<0.01). Monotherapy of SNS-101 at 10mg/kg showed modest tumor growth inhibition of 36% but did not reach statistical significance in this model. However, combination of SNS-101 with anti-mPD-1 resulted in statistically significant tumor growth inhibition of 77% (P<0.0001) compared to the isotype control group, which also was statistically significantly different compared to anti-mPD-1 group (P=0.0021). Survival analysis shows that the combination of SNS-101 with anti-mPD-1 results in a 50% survival benefit (green line) vs 12.5% in anti-mouse PD-1 alone (blue line, P<0.05). The data suggest that VISTA inhibition by SNS-101 enhanced anti-mouse PD-1 response in the MC38 tumor model.

Anti-Tumor Activity

We have conducted anti-tumor efficacy studies with VISTA KI mice implanted with the syngeneic tumor model MC38-7r. In this study we treated anti-mPD-1 insensitive MC-38 tumors (MC38-7r) with either SNS-101 at 30mg/kg, anti-mPD-1 at 5mg/kg or in combination. Anti-mPD-1 at 5mg/kg did not result in significant tumor growth inhibition in this tumor model, a dose which showed anti-tumor efficacy in MC38. However, monotherapy of SNS-101 at 30mg/kg showed significant tumor growth inhibition compared to the isotype control group. These data show that SNS-101, as a monotherapy, demonstrated improved efficacy in this anti-mPD-1 insensitive tumor model.

Additionally, SNS-101 re-sensitized anti-PD-1-resistant 1956 sarcoma tumors, resulting in tumor rejection. We treated anti-mPD-1 insensitive 1956 sarcoma tumors with either SNS-101 at 20mg/kg, anti-mPD-1 at 10mg/kg or in combination. Anti-mPD-1 at

10mg/kg induced only one complete tumor rejection (blue line), whereas the combination of SNS-101 with anti-mPD-1 induced five complete tumor rejections (green line).

1956 Sarcoma Tumor Model

*P<0.05

Collectively, we believe the preclinical data described above demonstrate SNS-101’s potential for broad anti-tumor efficacy as monotherapy and in combination with PD-1 blockade. Additional work is ongoing to determine other mechanisms with potential for synergistic activity in combination with SNS-101.

Sponsored Research Agreement - Washington University, St. Louis

In November 2022, we announced the execution of a Sponsored Research Agreement with Washington University in St. Louis, Missouri, pursuant to which research will be conducted in the laboratory of Robert Schreiber, Ph.D., Professor of Pathology & Immunology and Director of the Center for Human Immunology and Immunotherapy Programs, to evaluate the underlying molecular mechanisms that may enable SNS-101 to overcome myeloid cell-driven immunosuppression within the tumor microenvironment.

Cooperative Research and Development Agreement - National Cancer Institute

In February 2023, we announced the execution of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH), to expand the development of SNS-101. Under the terms of the CRADA, we will collaborate with the NCI to conduct preclinical studies to assess the mechanism of action of SNS-101 in combination with novel therapeutic modalities. Additionally, the NCI may act as a clinical site for our planned Phase 1/2 clinical trial of SNS-101 and may conduct future clinical trials of SNS-101 in combination with novel therapeutic modalities that are discovered in preclinical studies conducted by the NCI.

Planned Phase 1/2 Clinical Trial

In March 2023 we submitted an IND to the FDA for a Phase 1/2 clinical trial. Subject to regulatory clearance, the Company is planning to initiate a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion study trial in 2023 to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors. In January 2023, we entered into a supply agreement with Regeneron pursuant to which Regeneron will supply cemiplimab for our planned Phase 1/2 trial.

We expect the primary objectives for the Phase 1 portion of the clinical trial will be to evaluate safety and tolerability and determine the maximum tolerated dose and recommended monotherapy and combination dose for the Phase 2 portion of the trial. Secondary objectives are expected to include determination of the pharmacokinetic profile of SNS-101, immunogenicity and preliminary evidence of anti-tumor activity as monotherapy and in combination with cemiplimab. As exploratory endpoints we plan to assess biomarkers of SNS-101, which may include serum cytokine/chemokine analysis, blood cell phenotyping, and tumor and blood sequencing/phenotyping.

For the Phase 2 portion of the clinical trial, in addition to continuing to evaluate the safety and efficacy of SNS-101 as monotherapy and in combination with cemiplimab, we plan to evaluate exploratory endpoints such as multiplex immunohistochemistry, circulating tumor DNA, tumor and blood cell sequencing (RNA and DNA), and single-cell RNA sequencing.

SNS-102: Conditionally Active Monoclonal Antibody Targeting VSIG4

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

We have identified eight parental pH-sensitive VSIG4 antibodies, which have undergone further lead optimization and are currently being characterized. We expect to select a product candidate in 2023.

SNS-103: Conditionally Active Monoclonal Antibody Targeting ENTPDase1 (CD39)

ENTPDase1 (also known as CD39, or ecto-nucleoside triphosphate diphosphohydrolase-1) is the upstream, rate-limiting enzyme, leading to the breakdown of extracellular adenosine triphosphate, or ATP. Extracellular ATP represents a potent immunologic “danger signal,” which drives immune activation. The ultimate downstream product of this pathway, adenosine, has potent immunosuppressive activity through binding to adenosine receptors. Upregulation of CD39 by tumors is common and leads to decreased extracellular ATP and a diminished anti-tumor immune response.

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

We have identified eight parental pH-selective CD39 antibodies, and a lead antibody set is currently undergoing further optimization. We expect to select a product candidate in 2023.

Manufacturing

We rely on contract manufacturing organizations, or CMOs, to produce our TMAb product candidates. We require that our CMOs produce bulk drug substances and finished drug products in accordance with cGMP, and all other applicable laws and regulations. We may also rely on CMOs for additional parts of the process, like filling and labelling of our products for commercial sale. Any agreements with potential and existing manufacturers will include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

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

As of March 1, 2023, our solely owned patent estate included two issued U.S. patents, four issued foreign patents, two pending U.S. patent applications, and one international patent application.

We own one U.S. non-provisional and one international patent application relating to composition of matter of our SNS-101 product candidate and method claims including use in combination with immune checkpoint protein inhibitors. Subject to payment of required maintenance fees, annuities, and other charges, any patents, if issued, are projected to expire in 2042.

Adimab Agreement

On July 14, 2021, we entered into a First Amended and Restated Collaboration Agreement, or the Adimab Agreement, with Adimab, LLC, or Adimab. Under the Adimab Agreement, we selected a number of biological targets against which Adimab used its proprietary platform technology to discover and/or optimize antibodies based upon mutually agreed upon research plans, and we have the ability to select a specified number of additional biological targets against which Adimab will provide additional antibody discovery and optimization services. During the research term and evaluation term for a given research program with Adimab, or Research Program, we have a non-exclusive worldwide license under Adimab’s technology to perform certain research activities and to evaluate the program antibodies to determine whether we want to exercise our option to obtain an exclusive license to exploit such antibodies, referred to herein as a “Development and Commercialization Option.”

Pursuant to the Adimab Agreement, we previously paid Adimab a one-time, non-creditable, non-refundable technology access fee of $50,000. We are also obligated to make certain technical milestone payments to Adimab for each Research Program up to $275,000. Upon exercise of a Development and Commercialization Option, we are obligated to pay to Adimab a non-creditable, nonrefundable option exercise fee of $500,000 plus an amount equal to any technical milestone payment which was not previously paid with respect to such Research Program and less any option extension fees paid with respect to such Research Program. On a product-by-product basis, we will pay Adimab upon the achievement of various clinical and regulatory milestone events with total milestone payments up to an aggregate of $13.3 million for the first product from a Research Program and up to an aggregate of $6.6 million for each subsequent product from a Research Program. For any product that is commercialized, on a country-by-country and product-by-product basis, we are obligated to pay to Adimab a low-to-mid single-digit percentage of annual worldwide net sales of such product during the applicable royalty period in each country.

SNS-101 is subject to the terms of the Adimab Agreement, and in December 2022 we exercised our Development and Commercialization Option for the Research Program from which SNS-101 was generated. To date, we have paid $825,000 to Adimab pursuant to the Adimab Agreement for the upfront payment, the Development and Commercialization Option and program delivery fees.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Hummingbird Bioscience, Kineta, PharmAbcine, Pierre Fabre and Curis, each of which are developing antibodies targeting VISTA, the target of our lead product candidate SNS-101.

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
•
The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professions (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

There have been executive, judicial and congressional challenges. While Congress has not passed comprehensive repeal legislation, there have been a number of significant changes to the ACA and its implementation. For example, the Tax Cuts and Jobs

Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

Employees and Human Capital Resources

As of March 1, 2023, we had 28 full-time employees. We consider our relationship with our employees to be good.

On December 5, 2022, our Board of Directors approved a restructuring plan, or the Restructuring, to reduce the Company’s current workforce by approximately 40% to decrease operating expenses and to focus on developing our TMAb platform. We expect expenditures and operating expenses associated with the Restructuring, estimated at $1.3 million, to be substantially completed in the first quarter of 2023. The estimated costs of the Restructuring include $1.2 million for one-time employee termination costs, including severance payments and extended benefits coverage support, and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. A total of $1.1 million of Restructuring costs was recorded in the fourth quarter of 2022 and the remainder will be recorded in 2023.

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

We were originally incorporated as Panacea Pharmaceuticals, Inc., or Panacea, under the laws of the state of Maryland in 1999. In December 2017, we reincorporated in Delaware and changed our name to Sensei Biotherapeutics, Inc. Our principal executive offices are located at 1405 Research Blvd, Rockville, MD 20850. Our telephone number is (240) 243-8000.

The Sensei design logo, “Sensei”, “TMAb,” and our other registered or common law trademarks, service marks, or trade names appearing in this Report are the property of Sensei Biotherapeutics, Inc. Other trade names, trademarks and service marks used in this Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Report exclude the ® or TM symbols.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Report. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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
•
Our business is highly dependent on the success of our product candidates that we advance into the clinic. All our product candidates may require significant additional preclinical, clinical and manufacturing development before we may be able to seek regulatory approval for and launch a product commercially. If the clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•
Our business and operations could be negatively affected by any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategies and impact our share price.
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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical and clinical development of our current and future product candidates;
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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the COVID-19 pandemic, the conflict between Russia and Ukraine and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

To the extent that we raise additional capital through the sale of equity, warrants to purchase equity, and/or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, could result in fixed payment obligations, and we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

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

We have incurred significant operating losses since our inception. Our net loss was $48.6 million and $36.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $197.8 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

We have no products approved for commercial sale, have not generated any revenue from commercial sales of our product candidates, and are devoting substantially all of our financial resources and efforts to research and development of our TMAb platform. Investment in therapeutic product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable.

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

There is no assurance that any future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. Our product candidates are in preclinical development. Although we submitted an IND for SNS-101 to the FDA in March 2023, there can be no assurance that the FDA will permit such IND, or any future IND for our other product candidates, to go into effect in a timely manner or at all. Without the IND, we will not be permitted to conduct our planned clinical trial of SNS-101, nor would we be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

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
•
manufacturing our product candidates at an acceptable cost; and
•
maintaining and growing an organization of scientists, medical professionals and business people who can develop and commercialize our product candidates and technology.

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

Our TMAb product candidates are novel chemical and biologic entities and their potential benefit as therapeutic cancer drugs is unproven. For example, SNS-101 is a human monoclonal antibody targeting the novel immune checkpoint VISTA. There are currently no approved therapies that target VISTA. Our ability to generate revenues from our TMAb product candidates, which we do not expect will occur in the short-term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our product candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Moreover, we may determine after conducting clinical trials or related studies that certain of our product candidates or platforms do not possess the anticipated therapeutic characteristics, and we may decide to abandon or discontinue any one of our studies, product candidates or platforms. For example, in June 2021 we announced the discontinuation of our SNS-301 program and terminated the Phase 1/2 clinic trial studying SNS-301 due to a lack of efficacy. In November 2022, we announced the suspension of our ImmunoPhage platform entirely and we are now focused exclusively on developing our TMAb platform.

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

We do not have any products that have gained regulatory approval. Our business is substantially dependent on our ability to obtain regulatory approval for our preclinical programs. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a particular indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for that indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate. Prior to seeking approval for any of our product candidates, we will need to confer with the FDA and other regulatory authorities regarding the design of our clinical trials and the type and amount of clinical data necessary to seek and gain approval for our product candidates.

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

Even if a product candidate were to successfully obtain approval from the FDA or other comparable regulatory authorities in other jurisdictions, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product candidate or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn.

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

A key element of our strategy is utilizing our TMAb platform to develop conditionally active monoclonal antibodies, which we believe could generate safer and more effective cancer therapies. However, we currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and although we submitted an IND for SNS-101 in March 2023, none of our product candidates are currently in clinical development. If any of our product candidates, including SNS-101, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. Our TMAb platform is designed to generate next-generation antibodies that have potential to block immunosuppressive signals or activate immunostimulatory signals selectively within the tumor microenvironment. However, our TMAb platform may not produce product candidates that are safe and effective, or which compare favorably with other commercially available alternatives. Even if we are successful in continuing to build our pipeline and develop next-generation antibodies, the potential product candidates that we identify may not be suitable for clinical development, including as a result of lack of safety, lack of tolerability, or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. We cannot provide you with any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Results from preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials are not necessarily predictive of final results. We have not yet begun clinical trials for our current product candidates, including SNS-101. For that reason, we do not know whether these candidates will be effective for the intended indications or safe in humans. Our product candidates may fail to show the desired safety and efficacy in preclinical or clinical development despite positive results observed in early preclinical studies or having successfully advanced through initial clinical trials. For example, although we have generated preclinical data suggesting that the conditionally active properties of SNS-101 have the potential to lower the risk of side effects such as cytokine release syndrome, enhance the anti-tumor effects of PD-1 blockade, and produce anti-tumor activity as a monotherapy, those data were generated either from animal studies or ex vivo studies with human samples and there can be no assurances that similar results will be achieved in clinical trials of SNS-101 with human subjects. Any failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates, including SNS-101.

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

Our planned clinical trials will include cancer patients who are very sick and whose health is deteriorating. It is possible that some of these patients may experience similar side effects and that additional patients may die during our clinical trials for various reasons. The causes of death could include receiving our product candidates because the patient’s disease is too advanced or because the patient experiences medical problems that may not be related to our product candidate. Even if the patient deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidates, including SNS-101.

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

We expect that certain of our current and future product candidates, including SNS-101, will be evaluated in combination with checkpoint inhibitors, or CPIs. Our ability to develop and ultimately commercialize current and future product candidates used in combination with CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with the commercialized product, if approved. In January 2023, we entered into a supply agreement with Regeneron to evaluate SNS-101 in combination with cemiplimab in our planned Phase 1/2 clinical trial. However, we cannot be certain that such agreement or any future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

In the event that Regeneron or any potential future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply from Regeneron or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce SNS-101 or any other current and future product candidates we may develop in the quantities needed for our clinical trials or, if any current or future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of any current or future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform including through federal budget proposals, executive orders and policy initiatives In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

As of March 1, 2023, we had 28 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

Our business and operations could be negatively affected by any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategies and impact our share price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other securities or other reasons may in the future cause us to become the target of securities litigation or shareholder activism.

In March 2023, Apeiron Investment Group Ltd., or Apeiron, nominated three candidates to stand for election at our 2023 annual meeting of stockholders. The date for the annual meeting has not yet been determined. Further, during the course of discussions with Apeiron and in public communications, Apeiron has suggested a proposal for our board of director’s consideration, including that we conduct a tender offer as a means to return capital to stockholders. We expect to continue to engage with Apeiron on these and other topics.

Securities litigation and shareholder activism, including proxy contests, could result in substantial costs and divert management's and the Board’s attention and resources from our business. Further, the contested election of directors by Apeiron, a future proxy contests, or other shareholder activism would most likely result in significant legal fees and proxy solicitation expenses and require significant time and attention. The potential of a proxy contest or other shareholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain. As of December 31, 2022, we had NOL carryforwards for federal and state income tax purposes of approximately $117.2 million and $39.9 million, respectively, a portion of which expire beginning in 2023. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $76.8 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

As of March 1, 2023, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 47% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic and government measures taken in response had a significant impact on businesses and commerce worldwide, as worker shortages occurred; supply chains were disrupted; facilities and production were suspended across a variety of industries; and demand for certain goods and services, such as medical services and supplies, spiked, while demand for other goods and services, such as travel, fell. On March 18, 2020, the FDA issued updated industry guidance for conducting clinical trials during the COVID-19 pandemic, which requires clinical trial sponsors to consider the need to delay or cease patient recruitment, change protocol regarding patient monitoring and assessment that minimizes in-person visits, alternative administration of certain investigational products due to compromised clinical sites and to put in place new processes or modify existing processes in consultation with the FDA that would ensure the safety of clinical trial participants. In connection with COVID-19, we have allowed flexible work-from-home arrangements for certain employees, and we follow all city, state, and federal guidelines in regard to safe work policies. The effects of government orders may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have leased office and laboratory space in Boston, Massachusetts pursuant to a lease that expires in September 2026. However, we intend to sublease this lease in connection with our Restructuring more fully discussed in Item 1. Business— Employees and Human Capital Resources and Note 15 of our annual financial statements included elsewhere in this Report. As a result, we have leased a smaller office space in the Boston, Massachusetts area. We also lease office and laboratory space in Rockville, Maryland, pursuant to a lease that expires in February 2027. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Stockholders

Our common stock is listed on the Nasdaq Global Market under the symbol “SNSE”. As of March 1, 2023, we had 30,958,364 shares of common stock outstanding held by 216 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of February 3, 2021 and filed with the SEC on February 4, 2021 pursuant to Rule 424(b)(4), except that we no longer intend to use any proceeds to fund the development of SNS-301, SNS-401 or any other product candidate related to our ImmunoPhage platform. Instead, we intend to use the proceeds to fund the development of SNS-101 and our other TMAb product candidates.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a discussion and analysis comparing our results for the year ended December 31, 2021, to the year ended December 31, 2020, see our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022, under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Overview

We are an immuno-oncology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb™ (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment to unleash T cells against tumors. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches using our robust set of R&D capabilities. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

Our Pipeline

We currently have three investigational product candidates in various stages of early development:

•
SNS-101 is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation). In March 2023 we submitted an IND to the FDA for a Phase 1/2 clinical trial. Subject to regulatory clearance, we are planning to initiate a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion study trial in 2023 to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors.
•
SNS-102 is our conditionally active monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We have identified eight parental pH-sensitive VSIG4 antibodies, which have undergone further lead optimization and are currently being characterized. We expect to select a product candidate in 2023.
•
SNS-103 is our conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. We have identified eight parental pH-selective CD39 antibodies, and a lead antibody set is currently undergoing further optimization. We expect to select a product candidate in 2023.

Upon successful candidate selection for SNS-102 and SNS-103, we expect to initiate IND-enabling studies for at least one product candidate. We have also initiated early discovery efforts for a potential fourth TMAb product candidate that is being designed to activate immunostimulatory signals.

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

We have incurred significant operating losses over the last several years. Our net loss was $48.6 million and $36.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $197.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expense

Our research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses include:

•
expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and planned clinical trials;
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

Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. We use internal resources primarily to conduct research and manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our preclinical studies and planned clinical trials, and prepare regulatory filings for our product candidates.

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

Comparison of Years Ended December 31, 2022 and 2021

The following sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$30,383	$21,662	$8,721
General and administrative	19,805	15,820	3,985
Total operating expenses	50,188	37,482	12,706
Loss from operations	(50,188)	(37,482)	(12,706)
Total other income	1,600	688	912
Net loss	$(48,588)	$(36,794)	$(11,794)

Research and Development Expenses

Research and development expenses were $30.4 million for the year ended December 31, 2022, compared to $21.7 million for the year ended December 31, 2021. The increase of $8.7 million was primarily attributable to $5.8 million of additional expenses relating to manufacturing contracts, $2.4 million of higher pre-clinical research expense, $1.1 million of additional facilities and equipment lease expense, $0.8 million related to restructuring costs, $0.7 million of higher outside research fees, $0.5 million of increased personnel costs, including stock based compensation and incentives, and $0.2 million of higher licensing agreement fees. These increases were partially offset by $1.4 million of decreased expenses associated with clinical trials, $0.9 million of decreased expenses relating to lab supply purchases and $0.7 million of decreased expenses for consulting fees related to our product candidate selection process.

General and Administrative Expenses

General and administrative expenses were $19.8 million for the year ended December 31, 2022, compared to $15.8 million for the year ended December 31, 2021. The increase of $4.0 million was primarily attributable to $0.9 million of increased personnel costs, including stock-based compensation and incentives, to support our business, as well as $0.7 million of higher franchise, net worth, and other non-income tax expense, $0.6 million of higher consulting fees, $0.4 million of higher recruiting costs, $0.3 million increase relating to directors and officers insurance, $0.3 million of higher board fees, $0.2 million for increased external communications expense and $0.1 million for facilities and equipment lease expense.

Other Income

Other income was $1.6 million for the year ended December 31, 2022, compared to $0.7 million for the year ended December 31, 2021. The increase of $0.9 million was primarily attributable to a $1.4 million higher gain on investments relating to interest and accretion partially offset by lower other income of $0.5 million primarily related to a gain on debt extinguishment relating to the Small Business Administration approving the forgiveness for the full amount of the Paycheck Protection Program Loan, plus interest, in 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $107.1 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $48.6 million and $36.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $197.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(39,026)	$(30,259)
Net cash provided by (used in) investing activities	49,949	(143,118)
Net cash (used in) provided by financing activities	(287)	163,940
Net increase (decrease) in cash and cash equivalents	$10,636	$(9,437)

Operating Activities

During the year ended December 31, 2022, our operating activities used $39.0 million of cash, resulting from our $48.6 million net loss partially offset by increases in non-cash charges of $8.6 million, primarily related to $5.8 million of stock compensation expense, $1.2 million of non-cash lease expense, and a $1.0 million increase in our operating assets and liabilities. During the year ended December 31, 2021, operating activities used $30.3 million of cash, resulting from our $36.8 million net loss, partially offset by increases in non-cash charges of $6.4 million.

Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities was $49.9 million, primarily due to $97.1 million in sales and maturities of short-term investments, partially offset by $46.9 million in purchases of short-term investments and $0.3 million in purchases of property and equipment. During the year ended December 31, 2021, net cash used in investing activities was $143.1 million primarily due to $183.7 million in purchases of short-term investments and $0.3 million relating to disposal of property and equipment, partially offset by $42.3 million in sales and maturities of short-term investments and $2.0 million in purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, net cash used in financing activities was $0.3 million, primarily from $0.6 million of principal payments under our financing leases, offset by $0.2 million of proceeds from the exercise of stock options and $0.1 million relating to ESPP purchases. During the year ended December 31, 2021, net cash provided by financing activities was $163.9 million, primarily from the net proceeds from the issuance of common stock as part of our IPO of $140.6 million, as well as proceeds from the issuance of Series BB convertible preferred stock prior to the IPO of $23.5 million.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of Accounting Standards Codification (“ASC”) 842, we recorded operating right-of-use assets and operating lease liabilities for these agreements. As of December 31, 2022, we had operating lease payment obligations of $6.4 million, with $1.6 million payable within twelve months. See Note 7 in our annual financial statements included elsewhere in this Report for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of our adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of December 31, 2022, we had finance lease payment obligations of $2.7 million, with $0.9 million payable within 12 months. See Note 7 in our annual financial statements included elsewhere in this Report for additional information.

In the biopharmaceutical industry, it can take a significant amount of time and capital resources to successfully complete all stages of research and development and commercialize a product candidate. The ultimate length of time and spend required cannot be accurately estimated as it varies substantially according to the type, complexity, novelty and intended use of a product candidate. Please see the "Funding Requirements" section below for further details.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on:

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

We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are described in Note 2 to our annual financial statements beginning on page F-1 of this Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

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

Recent Accounting Pronouncements

See Note 2 in our annual financial statements included elsewhere in this Report for a description of recent accounting pronouncements applicable to our financial statements. Other than as disclosed in our financial statements, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

We will file an amended Annual Report on Form 10-K/A ("Amended 10-K") not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the sections of the Amended 10-K under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.senseibio.com. The Audit Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the sections of the Amended 10-K under the captions "Executive Compensation" and "Non-Employee Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the sections of the Amended 10-K under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the sections of the Amended 10-K under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the sections of the Amended 10-K under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 11, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on December 9, 2022).
3.3

Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on March 7, 2023).

4.1

Investors’ Rights Agreement, dated as of December 29, 2020, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

4.2	Forms of Warrant to Purchase Common Stock (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).
4.3*	Description of Securities.
4.4	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on March 7, 2023).
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

10.3#

Form of Indemnification Agreement entered into by and between Sensei Biotherapeutics, Inc. and each director and executive officer (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.4

Lease Agreement, by and between Sensei Biotherapeutics, Inc. and Are-Maryland No. 8 Corp., dated as of October 22, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.5#	Sensei Biotherapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).
10.6#

Second Amended and Restated Employment Agreement, by and between Sensei Biotherapeutics, Inc. and John Celebi, dated as of January 28, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).
10.8

Lease Agreement, by and between Sensei Biotherapeutics, Inc. and RREF II 451D, LLC, dated as of January 13, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).

10.9#

Amended and Restated Employment Agreement dated January 1, 2022, by and between the Registrant and Erin Colgan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).

10.10#

Employment Agreement, dated May 5, 2022, by and between the Registrant and Patrick Gallagher (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980) filed with the SEC on August 9, 2022).

10.11*#	Amended and Restated Employment Agreement, dated December 7, 2022, by and between the Registrant and Edward van der Horst.
10.12*#	Separation from Employment Letter and Separation Agreement, by and between Sensei Biotherapeutics, Inc. and Robert Pierce, dated as of December 7, 2022.
10.13*#	Consulting Agreement, by and between Sensei Biotherapeutics, Inc. and Doctor Hope LLC, dated as of December 7, 2022.

10.14

Open Market Sales AgreementSM, dated March 15, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-263567), filed with the SEC on March 15, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** This certification is being furnished solely to accompany this Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sensei Biotherapeutics, Inc.

Date:	March 29, 2023	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Celebi	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
John Celebi

/s/ Erin Colgan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023
Erin Colgan

/s/ William Ringo	Chair	March 29, 2023
William Ringo

/s/ Bob Holmen	Director	March 29, 2023
Bob Holmen

/s/ James Peyer, Ph.D.	Director	March 29, 2023
James Peyer, Ph.D.

/s/ Samuel Broder, M.D.	Director	March 29, 2023
Samuel Broder, M.D.

/s/ Thomas Ricks	Director	March 29, 2023
Thomas Ricks

/s/ Deneen Vojta, M.D.	Director	March 29, 2023
Deneen Vojta, M.D.

/s/ Jessie English, Ph.D.	Director	March 29, 2023
Jessie English, Ph.D.

/s/ Kristian Humer	Director	March 29, 2023
Kristian Humer

SENSEI BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sensei Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensei Biotherapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock, common stock and stockholders’ equity (deficit), and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2023

We have served as the Company’s auditor since 2016.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,795	$7,159
Marketable securities	89,321	140,462
Prepaid expenses	1,129	547
Other current assets	344	374
Total current assets	108,589	148,542
Right of use assets - operating leases, net	5,355	—
Right of use assets - financing leases, net	2,319	—
Property and equipment, net	2,049	4,644
Other non-current assets	63	39
Total assets	$118,375	$153,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,473	$2,456
Compensation and employee benefits liabilities	2,462	1,753
Operating lease liabilities, current	1,251	—
Financing lease liabilities, current	880	680
Total current liabilities	9,066	4,889
Operating lease liabilities, non-current	4,323	—
Financing lease liabilities, non-current	1,579	1,674
Other non-current liabilities	—	149
Total liabilities	14,968	6,712
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value and 250,000,000 shares authorized as of December 31, 2022 and 2021; 30,764,160 and 30,609,029 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	302,202	296,049
Accumulated deficit	(197,794)	(149,206)
Accumulated other comprehensive loss	(1,004)	(333)
Total stockholders’ equity	103,407	146,513
Total liabilities and stockholders’ equity	$118,375	$153,225

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$30,383	$21,662
General and administrative	19,805	15,820
Total operating expenses	50,188	37,482
Loss from operations	(50,188)	(37,482)
Other income (expense):
Interest income	1,783	800
Interest expense	(219)	(670)
Gain on debt extinguishment	—	567
Other income (expense), net	36	(9)
Net loss	(48,588)	(36,794)
Net loss per common share, basic and diluted	$(1.58)	$(1.33)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,703,295	27,710,686
Comprehensive loss:
Net loss	$(48,588)	$(36,794)
Other comprehensive items:
Unrealized loss on marketable securities	(671)	(333)
Total other comprehensive loss	(671)	(333)
Total comprehensive loss	$(49,259)	$(37,127)

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible Preferred Stock (Series AA)		Convertible Preferred Stock (Series BB)		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance at December 31, 2020	747,683,172	$61,411	52,680,306	$10,925	1,875,422	$—	$55,969	$(112,412)	$—	$(56,443)
Stock-based compensation expense	—	—	—	—	—	—	5,657	—	—	5,657
Issuance of series BB preferred stock	—	—	113,275,902	23,491	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	(747,683,172)	(61,411)	(165,956,208)	(34,416)	19,034,069	2	95,826	—	—	95,828
Issuance of common stock, net of issuance costs	—	—	—	—	8,030,295	1	138,488	—	—	138,489
Exercise of options into common stock					8,834	—	28	—	—	28
Employee stock purchase plan expense	—	—	—	—	11,700	—	80	—	—	80
Exercise of common stock warrants	—	—	—	—	1,648,709	—	1	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(333)	(333)
Net loss	—	—	—	—	—	—	—	(36,794)	—	(36,794)
Balance at December 31, 2021	-	-	-	-	30,609,029	3	296,049	(149,206)	(333)	146,513
Stock-based compensation expense	—	—	—	—	—	—	5,779	—	—	5,779
Exercise of options into common stock	—	—	—	—	73,784	—	238	—	—	238
Employee stock purchase plan expense	—	—	—	—	81,347	—	136	—	—	136
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(671)	(671)
Net loss	—	—	—	—	—	—	—	(48,588)	—	(48,588)
Balance at December 31, 2022	—	$—	—	$—	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(48,588)	$(36,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,812	5,657
Depreciation and amortization	614	685
Accretion on marketable securities	231	615
Interest on capital lease	—	57
Non-cash lease expense	1,194	—
Amortization of financing lease right-of-use assets	733	—
Realized gain on marketable securities	(15)	—
Gain on fixed asset disposition	(15)	(29)
Gain on debt extinguishment	—	(567)
Changes in operating assets and liabilities:
Prepaid expenses	(582)	828
Other assets	5	(327)
Accounts payable and accrued liabilities	2,017	(1,426)
Compensation and employee benefits	709	837
Operating lease liabilities	(1,125)	—
Other liabilities	(16)	205
Net cash used in operating activities	(39,026)	(30,259)
Investing activities
Purchases of property and equipment	(321)	(2,026)
Proceeds from property and equipment	15	318
Purchases of short-term investments	(46,869)	(183,669)
Sales of short-term investments	7,864	11,259
Maturities of short-term investments	89,260	31,000
Net cash provided by (used in) investing activities	49,949	(143,118)
Financing activities
Principal payments for financing leases	(629)	—
Proceeds from the exercise of common stock options	238	29
Employee stock purchase plan proceeds	104	80
Capital lease payments	—	(255)
Proceeds on the issuance of series BB convertible preferred stock	—	23,492
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	140,594
Net cash (used in) provided by financing activities	(287)	163,940
Net increase (decrease) in cash and cash equivalents	10,636	(9,437)
Cash and cash equivalents at beginning of period	7,159	16,596
Cash and cash equivalents at end of period	$17,795	$7,159
Supplemental disclosure of noncash financing information:
Interest on financing	$—	$57
Conversion of series AA and BB convertible preferred stock into common stock	$—	$95,826
Initial measurement of operating lease right-of-use assets	$6,549	$—
Initial measurement of operating lease liabilities	$6,699	$—
Initial measurement of finance lease right-of-use assets	$704	$—

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO consolidated FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”) is an immuno-oncology company that was incorporated in 1999 as a Maryland corporation until incorporated in Delaware on December 1, 2017. The Company is focused in the discovery and development of next-generation therapeutics for cancer patients.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $48.6 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $197.8 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

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

The Company expects that its cash, cash equivalents and marketable securities, as of December 31, 2022 of $107.1 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. As of December 31, 2022, cash and cash equivalents included cash on deposit at commercial banks, commercial paper and a money market fund that invests in U.S. Government securities.

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

Leases

Effective January 1, 2022, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. The Company elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets and therefore measures each lease payment as the total of the fixed lease and associated non-lease components. Lease liabilities and their corresponding right-of-use assets are initially measured at lease commencement and recorded based on the present value of the future lease payments over the expected remaining lease term using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company utilizes an incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company elected the following practical expedients, which must be elected as a package and applied consistently to all of its leases at the transition date: i) the Company did not reassess whether any expired or existing contracts are or contain leases; ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and iii) the Company did not reassess initial direct costs for any existing leases.

For leases that existed prior to the date of initial application of ASC 842 (which were previously classified as operating leases), a lessee may elect to use either the total lease term measured at lease inception under ASC 840 or the remaining lease term as of the date of initial application of ASC 842 in determining the period for which to measure its incremental borrowing rate. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

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

The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $6.7 million and operating right-of-use assets of $6.6 million, along with the write-off of certain deferred rent balances of $0.1 million on the Company’s balance sheet. The adoption did not have a significant impact on the Company’s consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and right of use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments recoded for the years ended December 31, 2022 and 2021.

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

Prior to February 3, 2021 the fair value of the Company’s stock options and warrants on the date of grant was determined by the Company with the assistance of a third-party valuation specialist in accordance with the guidance in the American Institute of Certified Public Accountants Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as the Company’s common stock was not actively traded.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common stock. For purpose of this calculation, outstanding stock options, stock warrants and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the

Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act"), and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless otherwise state.

The Company will remain an “emerging growth company” until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”), which generally is when it has more than $700 million in market value of its stock held by non-affiliates.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU No. 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU No. 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2022. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition, or financial statement disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$30,475	$1	$(33)	$30,443
Corporate bonds	52,848	-	(571)	52,277
U.S. Government agencies	7,000	-	(399)	6,601
Total	$90,323	$1	$(1,003)	$89,321

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$37,982	$-	$(16)	$37,966
Corporate bonds	95,813	-	(251)	95,562
U.S. Government agencies	7,000	-	(66)	6,934
Total	$140,795	$-	$(333)	$140,462

As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $36.8 million that had maturities of one to three years.

As of December 31, 2022, $0.3 million and $0.7 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2022 and 2021.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Research equipment	$2,707	$4,974
Office equipment and furniture	532	606
Leasehold improvement	253	253
Total property and equipment	3,492	5,833
Less accumulated depreciation and amortization	(1,442)	(1,189)
Property and equipment, net	$2,049	$4,644

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $614 thousand and $685 thousand, respectively.

Effective January 1, 2022, the Company adopted ASC 842 and reclassed capital leases that were previously classified as property and equipment, net were presented as right of use assets - financing leases, net on the Company's consolidated balance sheet. $2.2 million relates to items previously classified under research equipment and $70 thousand relates to items previously classified under office equipment and furniture on the table above. These leases are further described in Note 7.

5. Debt

In May 2020, the Company received $567 thousand in loan funding from the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Flexibility Act, and administered by the Small Business Administration (the "PPP Loan").

Under the terms of the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. On August 6, 2021, the Small Business Administration approved the forgiveness for the full amount of the PPP Loan, which included principal of $567 thousand, plus interest. The Company recognized a gain on debt extinguishment within the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.

6. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial Paper	$-	$6,973	$-	$6,973
Money market funds	5,420	-	-	5,420
Investments:
Commercial paper	-	30,443	-	30,443
Corporate bonds	-	52,277	-	52,277
U.S. Government agencies	-	6,601	-	6,601
Total	$5,420	$96,294	$-	$101,714

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$5,404	$-	$-	$5,404
Investments:
Commercial paper	-	37,966	-	37,966
Corporate bonds	-	95,562	-	95,562
U.S. Government agencies	-	6,934	-	6,934
Total	$5,404	$140,462	$-	$145,866

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2022 and 2021.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

As of December 31, 2022, the Company leased office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company had $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

Finance Leases

The Company leases research equipment and furniture. As part of its adoption of ASC 842, the Company recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022.

On April 20, 2021, the Company entered into a finance lease agreement with a third-party company related to various research equipment and furniture, which included the Company selling specific equipment for $293 thousand, resulting in a gain on the sale of $20 thousand, and leasing it back for a four-year period. The associated lease facility includes up to $5 million for the purchase of equipment on an as needed basis. As of December 31, 2022, the Company had $2.6 million available for purchases under this arrangement. The Company has an option to purchase the equipment at fair market value, not to exceed 15% of the original equipment cost, or to renew the lease for an additional one- or two-year period at a mutually agreed upon rate.

On September 27, 2021, the Company commenced a lease for various research equipment. The terms of the four-year lease specify a monthly payment of $13 thousand, with the option to purchase the equipment for fair market value, to be determined by the lessor, at the end of the lease.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the year ended December 31, 2022 (in thousands):

Year Ended December 31,
2022
Lease Cost:
Amortization of finance right-of-use assets	$733
Interest on finance lease liabilities	185
Operating lease cost	1,653
Variable lease cost	645
Total lease costs	$3,216

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the year ended December 31, 2022 (in thousands, except lease term and discount rate):

Year Ended December 31,
2022
Other Operating Lease Information:
Operating cash flows for operating leases	$1,585
Operating cash flows for finance leases	$184
Financing cash flows from finance leases	$629

Weighted average remaining lease term
Operating leases	3.8 years
Financing leases	3.0 years

Weighted average discount rate
Operating leases	7.6%
Financing leases	8.4%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2022 (in thousands):

	Operating	Financing
2023	$1,621	$910
2024	1,639	910
2025	1,688	780
2026	1,412	145
2027	59	—
Total future minimum lease payments	6,419	2,745
Less amount representing interest	845	286
Total lease liabilities	$5,574	$2,459

The following table presents operating lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Operating
2022	$1,585
2023	1,606
2024	1,641
2025	1,689
2026	1,413
2027	59
Total operating lease obligations	$7,993

The following table presents finance lease commitments as reflected under ASC 840 as of December 31, 2021 (in thousands):

Financing
2022	$699
2023	674
2024	674
2025	553
2026	47
Total capital lease obligations	2,647
Less amount representing interest	(293)
Present value of minimum capital lease obligations	$2,354

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

Common Stock Warrants

The following is a summary of the common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the years ended December 31, 2022 and 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	412,262	$9.60	6.71	$1,380
Granted	1,648,707	$0.01
Exercised	(1,648,707)	$(0.01)
Expired	—	$—
Outstanding at December 31, 2021	412,262	$9.81	5.71	$723
Granted	—	$—
Exercised	—	$—
Expired	—
Outstanding at December 31, 2022	412,262	$9.81	4.71	$—

9. STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”), provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Upon the effectiveness of the 2021 Plan (as defined below), the Company ceased issuing new awards under the 2018 Plan.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021, and the Company’s stockholders on January 28, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of December 31, 2022, 2,592,455 shares remained available for issuance pursuant to the 2021 Plan. In December 2022, the Company's board of directors determined that the automatic increase of available shares for calendar year 2023 would be reduced from 4.0% to 1.0% of the Company's capital stock. As a result, on January 1, 2023 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,900,096 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2022, the Company had issued 93,047 shares under the 2021 ESPP. As of December 31, 2022, 546,376 shares were available to be issued under the 2021 ESPP, which increased to 854,017 shares as of January 1, 2023.

Stock Options

The Company has granted options to purchase shares of common stock to employees and nonexecutive directors pursuant to the 2021 Plan at a weighted average fair value of $2.47 per share and $12.12 per share during the years ended December 31, 2022 and 2021, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the years ended December 31, 2022 and 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,947,123	$5.70	9.56	$10,284
Granted	1,741,159	$15.93
Exercised	(8,834)	$1.23
Forfeited	(652,984)	$9.18
Expired	—	$—
Outstanding at December 31, 2021	3,026,464	$10.84	8.51	$6,403
Granted	1,144,054	$3.19
Exercised	(73,784)	$3.22
Forfeited	(610,288)	$7.67
Expired	(153,012)	$14.37
Outstanding at December 31, 2022	3,333,434	$8.80	8.09	$1
Options expected to vest as of December 31, 2022	1,764,540	$6.18	8.62	$1
Exercisable at December 31, 2022	1,568,894	$11.74	7.49	$—

The aggregate intrinsic value of stock options exercised in the year ended December 31, 2022 and 2021 was $0.1 million.

The total fair value of options vested during the years ended December 31, 2022 and 2021 was $8.2 million and $2.8 million, respectively.

At December 31, 2022, there was approximately $8.8 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.16 years.

At December 31, 2021, there was approximately $16.0 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.94 years.

Restricted Stock Units

The Company has granted restricted stock units with service vesting based conditions.

The following is a summary of the restricted stock unit activity during the year ended December 31, 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	239,963	$3.74
Forfeited	(24,109)	$4.22
Unvested at December 31, 2022	215,854	$3.69

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years. No restricted stock units vested during the year ended December 31, 2022.

At December 31, 2022, there was approximately $0.5 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 2.8 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the years ended December 31, 2022 and 2021:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	57,212	$7.62	3.64	$98
Granted	—	$—
Exercised	—	$—
Expired	(208)	$(192.00)
Outstanding and exercisable at December 31, 2021	57,004	$6.94	2.91	$2.26
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at December 31, 2022	57,004	$6.94	1.91	$—

As of December 31, 2022, there was no unrecognized stock-based compensation expense associated with the common stock warrants.

During 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Year Ended December 31,
	2022	2021
Volatility	94%-97%	89%-98%
Expected life (years)	5.5-7.0	5.5-6.1
Risk-free interest rate	1.7%–4.2%	0.4%-1.4%
Dividend rate	—%	—%
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

Stock-based compensation expense was recorded in the following line items in the consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,987	$2,238
General and administrative	3,824	3,419
Total stock-based compensation expense	$5,812	$5,657

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the years ended December 31, 2022 and 2021, the Company’s matching contributions were $326 thousand and $248 thousand, respectively.

11. RELATED-PARTY TRANSACTIONS

Service Agreement - Hope Farms

During 2020, the Company entered into a service agreement with Hope Farms at Disco Bay LLC (“Hope Farms”) to provide animal vaccination testing and provide samples to the Company (the “Hope Farms Service Agreement”). The Company’s former Chief Research and Development Officer is a co-founder and partial owner of Hope Farms. Further, the CEO of Hope Farms is the spouse of the Company’s former Chief Research and Development Officer.

Expenses recognized by the Company relating to the Hope Farms Service Agreement for the years ended December 31, 2022 and 2021 were $103 thousand and $212 thousand, respectively. In October 2022, the Company and Hope Farms agreed to terminate the Hope Farms Services Agreement, effective as of September 30, 2022.

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

Expenses recognized by the Company relating to the BSP Service Agreement for the year ended December 31, 2022 were $223 thousand.

12. INCOME TAXES

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Current tax provision	—	—
Deferred:
Federal	(10,351)	(6,598)
State	2,307	(1,705)
Deferred tax benefit	(8,044)	(8,303)
Less change in valuation allowance	8,044	8,303
Total income tax provision	$—	$—

The components of the Company’s loss before income tax expense in comprised solely of domestic sources. The effective income tax rate for the years ended December 31, 2022 and 2021 was different from the federal statutory income tax rate primarily due to the change in valuation allowance against deferred tax assets and permanent differences primarily related to equity-based compensation and a 2022 remeasurement of state net operating losses attributable to changes in apportionment. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(4.7)	4.6
Non-deductible transactions costs	—	(0.2)
Other	(0.2)	(0.8)
Equity-based compensation	0.5	(2.0)
Change in valuation allowance	(16.6)	(22.6)
Effective income tax rate	— %	— %

The Company’s deferred tax assets consist primarily of its net operating loss, equity-based compensation, research and development tax credit carryforwards and capitalized research and development expenditures, along with other minor temporary differences. No amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. The Company has provided a valuation allowance against its total net deferred tax assets because the Company’s ability to generate sufficient future taxable income is uncertain.

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Net operating loss carryforwards	$27,151	$27,107
Equity-based compensation	2,735	1,103
Research and development tax credit carryforwards	1,364	1,364
Capitalized R&D expenditures	9,026	3,169
Lease liabilities	1,433	—
Other accruals	1,027	408
Total deferred tax assets	42,736	33,151
Valuation allowance	(41,360)	(33,151)
Net deferred tax assets	$1,376	$—
Deferred tax liabilities:
Right-of-use assets	$(1,376)	$—
Total deferred tax liabilities	(1,376)	—
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company believes it could be subject to certain limitations on the utilization of these net operating losses pursuant to Internal Revenue Code Section 382. Therefore, the Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2022 and 2021.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2022 and 2021.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred as of December 31, 2022. An ownership change would restrict its ability to use its NOLs or tax credit carryforwards and could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

The Company’s valuation allowance increased during the year by $8,209 thousand for the year ended December 31, 2022 due primarily to the generation of net operating losses and a $165 thousand change recorded to equity.

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state tax reporting purposes of $117,152 thousand and $39,881 thousand, respectively, a portion of which expire beginning in 2023. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $76,778 thousand have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period. As of December 31, 2022, the Company has research and development tax credit carryforwards of approximately $1,364 thousand, which expire beginning in 2034.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2019 for both federal and state. However, to the extent the Company utilizes net operating losses from years prior to 2019, the statute remains open to the extent of the net operating losses or other credits are utilized.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(48,588)	$(36,794)
Net loss attributable to common stockholders	$(48,588)	$(36,794)
Net loss per share—basic and diluted	$(1.58)	$(1.33)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,703,295	27,710,686

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2022	2021
Stock options to purchase common stock	3,333,434	2,649,965
Unvested restricted stock units	215,854	—
Warrants issued to employees and contractor to purchase common stock	57,004	57,004
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

14. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce.

The Company incurred restructuring expenses within research and development and general and administrative expenses of $1.1 million during the year ended December 31, 2022. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Aggregate restructuring costs also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce in December 2022 and related restructuring activities during the year ended December 31, 2022 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring and other costs, net	973	95	1,068
Cash payments	(103)	—	(103)
Balance at December 31, 2022	$870	$95	$965

15. SUBSEQUENT EVENTS

Stockholder Rights Agreement

On March 7, 2023, the Company adopted a limited duration stockholder rights agreement. Under the rights agreement, the rights generally become exercisable only if a person, group or persons acting in concert (each, an “acquiring person”) acquires beneficial ownership of 10% (or 20% in the case of certain investors filing on Schedule 13G) or more of the outstanding shares of the Company’s common stock in a transaction not approved by the Company. In that situation, each holder of a right (other than the acquiring person, whose rights will become void and will not be exercisable) will be entitled to purchase, at the then-current exercise price, additional shares of the Company’s common stock at a 50% discount. In addition, if the Company is acquired in a merger or other business combination after an unapproved party acquires more than 10% (or 20% in the case of certain investors filing on Schedule 13G) of the outstanding shares of the Company’s common stock, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s stock at a 50% discount. The Company’s board of directors, at its option, may exchange each right (other than rights owned by the acquiring person that have become null and void) in whole or in part, at an exchange ratio of one share of the Company’s common stock per outstanding right, subject to adjustment. Except as provided in the rights agreement, the board of directors is entitled to redeem the rights at $0.0001 per right.

Stock-Based Compensation

On February 15, 2023, the Company granted equity awards for 570,830 shares under the 2021 Plan, consisting of options exercisable for 453,971 shares of common stock and restricted stock units for 116,859 shares of common stock with a grant date fair value of $0.5 million and $0.2 million, respectively.

Bonus Conversion to Equity

On January 31, 2023, the Company announced a one-time deviation from the usual method of payment of annual bonuses for the Company's executives and other senior management. Approximately one-third of their annual bonuses were paid out in the form of restricted stock units in lieu of cash. As a result, on February 15, 2023, the Company granted restricted stock units for 208,510 shares of common stock under the 2021 Plan, with a grant date fair value of $0.3 million.

Sublease Agreement

On January 18, 2023, the Company entered into a sublease agreement for a portion of its office and laboratory space. Under the terms of the agreement, the Company will receive total rent payments of $0.5 million over the term of the sublease, which expires on June 30, 2024.