Form 10-K/A
period 2022-12-31
Sensei Biotherapeutics, Inc.
filed 2023-05-01
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	Baltimore, Maryland	(PCAOB ID No. 34)

EXPLANATORY NOTE

Sensei Biotherapeutics, Inc. (the “Registrant”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File Number 001-39980) (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023. The principal purpose of this Amendment is to include in Part III the information that was previously omitted from the Form 10-K. Accordingly, this Amendment hereby provides the additional information required by Part III, Items 10 through 14 of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Form 10-K has been amended to include new certifications by the Registrant’s principal executive officer and principal financial officer as exhibits 31.1 and 31.2, as well as a revised version of exhibit 10.7. No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Registrant’s other filings with the SEC.

In this Amendment, unless otherwise indicated or the context otherwise requires, all references to “Sensei,” “we,” “us,” “our,” “ours” and “the Company” or similar terms refer to Sensei Biotherapeutics, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information for our executive officers and directors, including their ages as of the date hereof. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Executive Officers
John Celebi	51	President, Chief Executive Officer and Director
Erin Colgan	42	Chief Financial Officer
Patrick Gallagher	43	Chief Business Officer
Edward van der Horst, Ph.D.	50	Chief Scientific Officer

Non-Employee Directors
William Ringo(2)(3)	77	Director
Bob Holmen(1)(2)	59	Director
James Peyer, Ph.D.(2)(3)(4)	36	Director
Samuel Broder, M.D.(3)(4)	78	Director
Thomas Ricks(1)(2)	70	Director
Deneen Vojta, M.D.(2)(3)(4)	58	Director
Jessie English, Ph.D.(3)(4)	59	Director
Kristian Humer (1)	48	Director
(1)
Member of the Audit Committee
(2)
Member of the Compensation Committee
(3)
Member of the Nominating and Corporate Governance Committee
(4)
Member of the Science and Technology Committee

Executive Officers

John Celebi has served as our President and Chief Executive Officer and a member of our board of directors since February 2018. Prior to joining us, from 2016 until February 2018, Mr. Celebi served as Chief Operating Officer of X4 Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company. Prior to X4 Pharmaceuticals, from 2011 until 2016, he served as Chief Business Officer at Igenica Biotherapeutics, Inc., an immunotherapy company. Prior to joining Igenica Biotherapeutics, Mr. Celebi served in various roles at ArQule, Inc., a biotechnology and pharmaceutical company from 2003 until 2011, including as Vice President of Business Development and New Product Planning and Alliance Management. Mr. Celebi received a B.S. in Biophysics from the University of California, San Diego and an M.B.A. from Carnegie Mellon University. We believe that Mr. Celebi’s perspective and deep experience in the biotechnology industry, as well as his experience leading our company as the President and Chief Executive Officer, qualifies him to serve on our board of directors.

Erin Colgan has served as our Chief Financial Officer since January 2022 and previously served as our Senior Vice President of Finance and Administration from July 2020 to December 2021. Prior to joining us, Ms. Colgan served as the Vice President of FP+A and Commercial Planning at Intarcia Therapeutics from August 2019 to June 2020. Prior to Intarcia, from 2010 to August 2019, Ms. Colgan held various roles of increasing responsibility at Vertex Pharmaceuticals, most recently as Senior Director, FP+A and Global Revenue. Ms. Colgan began her career in public accounting at PricewaterhouseCoopers where she worked in both audit and business development. Ms. Colgan holds a B.A. in Accounting from the University of Massachusetts, Amherst.

Patrick Gallagher has served as our Chief Business Officer since June 2022. Prior to joining us, Mr. Gallagher served as a Managing Director of Binney Street Partners from October 2020 to June 2022, where he supported transactions, financings and partnerships for private and publicly traded biotechnology and pharmaceutical companies. Prior to Binney Street Partners, Mr. Gallagher was a Principal with Aquilo Partners, a boutique investment bank, from March 2018 to 2020. Prior to Aquilo Partners, from 2016 to 2018, he served as Senior Director of Business Development for Radius Health. Prior to that, he served in multiple strategy and transaction roles for AbbVie from 2014 to 2016, Flagship Pioneering from 2010 to 2014 and AMAG Pharmaceuticals from 2009 to 2010. Mr. Gallagher earned a B.A. in psychology from Ohio Wesleyan University, and both an M.B.A and M.P.H from Boston University.

Edward van der Horst, Ph.D. has served as our Chief Scientific Officer since December 2022. Dr. van der Horst previously served as our Senior Vice President of Biologics Discovery and Early Development from October 2021 to December 2022 and as our Vice President of Preclinical Development from September 2019 to October 2021. Prior to joining us, Dr. van der Horst served as Vice President, Discovery Biology & Preclinical Drug Development at Zenith Epigenetics Ltd., a clinical stage oncology company, from 2017 to August 2019. Prior to Zenith Epigenetics, from 2010 to 2017, he served in various roles at Igenica Biotherapeutics, Inc., an immunotherapy company, including as Senior Director of Preclinical Development. Dr. van der Horst attended the University of Dusseldorf, holds a M.Sc. in Chemistry from Ludwig-Maximilians-Universitat Munchen and a Ph.D. in Biochemistry and Molecular Biology from Max-Plank-Institute for Biochemistry.

Non-Employee Directors

William Ringo has served as the chair of our board of directors since March 2022. Mr. Ringo most recently served as Interim Chief Executive Officer of Five Prime Therapeutics, Inc. (Five Prime) from September 2019 until April 2020. From 2010 until 2015, Mr. Ringo was a senior advisor with Barclays Capital, the global investment banking division of Barclays Bank PLC. From 2010 until 2015, Mr. Ringo served as a strategic advisor with Sofinnova Ventures, a life sciences-focused investment firm. Prior to his advisory roles with Barclays Capital and Sofinnova Ventures, Mr. Ringo served as Senior Vice President of Strategy and Business Development for Pfizer Inc., a biopharmaceutical company, from 2008 until his retirement in 2010. From 2004 to 2006, Mr. Ringo served as President and Chief Executive Officer of Abgenix, Inc., a biotechnology company acquired by Amgen, Inc. His experience in the global pharmaceutical sector also includes nearly 30 years with Lilly. Over the course of his career with Lilly, Mr. Ringo served in numerous executive roles, including Product Group President for oncology and critical care, President of internal medicine products, President of the infectious diseases business unit, and Vice President of sales and marketing for U.S. pharmaceuticals. He also was a member of Lilly’s operating committee. Mr. Ringo has been a director of Assembly Biosciences, Inc. since 2014 and has served as non-executive Chairman of the Board since 2015. In the last five years, Mr. Ringo was formerly a director of Five Prime, Immune Design Corp., Sangamo Biosciences, Inc., Mirati Technologies, Inc. and, prior to its being acquired by Lilly, Dermira, Inc. Mr. Ringo received a B.S. in business administration and an M.B.A. from the University of Dayton. We believe that Mr. Ringo’s significant scientific and board experience qualifies him to serve on our board of directors.

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

James Peyer, Ph.D. has served as a member of our board of directors since January 2020. In September 2019, Dr. Peyer founded Cambrian Biopharma, where he serves as the Chief Executive Officer. In 2018, Dr. Peyer founded Cleara Biotech, a biopharmaceutical company, where he served as Executive Director from February 2018 to June 2019. Dr. Peyer also founded and served as Managing Partner at Apollo Health Ventures GmbH from 2016 until March 2019. Prior to his service at Apollo Ventures, Dr. Peyer served as a consultant at McKinsey & Company from 2015 until 2016. Dr. Peyer received a B.A. in Biology from the University of Chicago and a Ph.D. in Stem Cell Biology at The University of Texas Southwestern Medical Center at Dallas. We believe that Dr. Peyer’s experience in the biopharmaceutical industry, his years of business and leadership experience and expertise qualifies him to serve on our board of directors.

Samuel Broder, M.D. has served as a member of our board of directors since April 2019. Prior to his retirement, Dr. Broder was Senior Vice President from 2012 to June 2016 and Head of the Health Sector from 2015 to 2016 for Intrexon Corporation, a synthetic biology company. Prior to Intrexon, he served as the Executive Vice President for Medical Affairs and Chief Medical Officer at Celera Corporation from 1998 to 2010. Prior to Celera, Dr. Broder served as Senior Vice President, Research and Development and Chief Scientific Officer at IVAX Corporation from 1995 to 1998. Dr. Broder served as the director of the National Cancer Institute from 1989 to 1995 appointed by President Ronald Reagan, where he oversaw the development of numerous anti-cancer therapeutic agents. Dr. Broder has served as a director of Orion Biotech Opportunities Corp. since 2021. Dr. Broder received a B.S. from University of Michigan and an M.D. from the University of Michigan Medical School, with post-graduate training at Stanford University in Palo Alto. We believe that Dr. Broder’s significant scientific experience with therapeutic agents qualifies him to serve on our board of directors.

Thomas Ricks has served as a member of our board of directors since 2015. Mr. Ricks served as former Chief Investment Officer of H&S Ventures, LLC, a Forbes 150 family office, from 2001 until his retirement in 2018. Prior to his service, Mr. Ricks served as Chief Executive Officer of The University of Texas Investment Management Company from 1996 to 2001. Mr. Ricks has been a director of Ovintiv, Inc. since 2019 and currently serves as Chair of the Human Resources and Compensation Committee, and on the Corporate Responsibility and Governance Committee. He was a director of Newfield Exploration Company from 1992 to 2019 and most recently served as Chair of its Audit Committee. Mr. Ricks also served on the boards of several privately-held companies; BDM International (acquired by TRW), LifeCell Corporation, and Argus Pharmaceuticals. Mr. Ricks is a former director of the Ocean Institute, and a former member of the Investment Committees for St. David’s Foundation and the University of California – Irvine Foundation. Mr. Ricks received a B.A. in Economics from Trinity College and an M.B.A. from the University of Chicago. We believe Mr. Ricks’ extensive experience as a director of public and private companies in the healthcare industry qualifies him to serve on our board of directors.

Deneen Vojta, M.D. has served as a member of our board of directors since January 2021. Dr. Vojta has served in various roles at UnitedHealth Group since 2006, including most recently as the Executive Vice President for Global Research & Development since 2016. Prior to UnitedHealth, she founded Mynetico, a company focused on the childhood obesity epidemic, and served as its Chief Executive Officer from 2003 to 2006. Prior to that, she served as the Chief Medical Officer of Health Partners from 1997 to 2000 and Frankford Health System from 2000 to 2003. Dr. Vojta has been a director of HIKMA Pharmaceuticals since 2022. Dr. Vojta received a B.S. from the University of Pittsburgh and an M.D. from Temple University School of Medicine. We believe that Dr. Vojta’s significant scientific experience and experience as an executive of life sciences companies qualifies her to serve on our board of directors.

Kristian Humer has served as a member of our board of directors since July 2021. Mr. Humer has served as the Chief Financial Officer and Chief Business Officer of Viridian Therapeutics Inc. since July 2021. Prior to Veridian, Mr. Humer served as Managing Director of Banking, Capital Markets and Advisory for the Global Healthcare team at Citigroup Inc., from 2017 to July 2021, where he helped lead the firm’s investment banking advisory engagements for small- and mid-sized biopharma and select large cap pharmaceutical companies. He previously served in a number of roles at Citigroup Inc., including Director, Healthcare Investment Banking from 2014 to 2016, Vice President, Healthcare Investment Banking from 2011 to 2013 and Associate, Healthcare Investment Banking in 2010. Prior to joining Citigroup Inc., Mr. Humer served as Vice President and Associate in the Investment Banking Division for the Global Healthcare team at Lehman Brothers, Inc. from 2007 to 2009. Mr. Humer started his career serving positions of increasing responsibility in the investment banking and private banking divisions of UBS AG and Merrill Lynch (a Bank of America company). He received an MBA from the Fuqua School of Business at Duke University and a B.A. (Hons) in Accounting & Economics from the University of Reading, United Kingdom. We believe that Mr. Humer’s experience in the biopharmaceutical industry and his years of investment banking and leadership experience qualify him to serve on our board of directors.

Jessie M. English, Ph.D. has served as a member of our board of directors since April 2021. Dr. English served as the Chief Scientific Officer of Bakx Therapeutics, Inc. from November 2020 to November 2022. Prior to Bakx, Dr. English was the Chief Scientific officer at Tilos Therapeutics, Inc. from June 2018 to November 2019. Prior to that, she was the Vice President and Head of Discovery TIP-IO at EMD Serono, Merck KGaA from 2016 to May 2018. From 2012 to 2016, Dr. English served as the Head of Research at the Belfer Center Dana-Farber Cancer Institute, Harvard Medical School. Earlier in her career, she held various positions in the Department of Oncology Discovery at Schering-Plough Research Institute from 1998 to 2004, held various positions at Pfizer Research Technology Center from 2004 to 2008, was the Senior Director and External Discovery Oncology Lead at Merck Research Laboratories from 2008 to 2010 and was the Vice President, Kinase Biology at ArQule Inc. from 2010 to 2011. Dr. English received a B.S. in Biochemistry from Kansas State University, a Ph.D. in Neurobiology from the University of North Carolina at Chapel Hill and was a Postdoctoral Fellow at the University of Texas Southwestern Medical Center at Dallas. We believe that Dr. English’s significant scientific experience and experience as an executive of life sciences companies qualifies her to serve on our board of directors.

Audit Committee

Our Audit Committee is composed of three directors: Messrs. Ricks, Holmen and Humer.

The Board reviews the Nasdaq Stock Market (“Nasdaq”) listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and under Rule 10A-3 under the Exchange Act).

The Board has also determined that Mr. Ricks qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Ricks’ level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Stockholder Recommendation of Director Nominees

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: Secretary, Sensei Biotherapeutics, Inc., 1405 Research Blvd, Suite 125, Rockville, MD 20850, at least 90 days, but not more than 120 days, prior to the anniversary date of the mailing of our proxy statement for the preceding year’s annual meeting of stockholders. Submissions must include: (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name, age, business address and residence address of the proposed candidate; (4) a description of the proposed candidate’s principal occupation or employment; (5) the class and number of shares of each class of capital stock of the corporation which are owned of record and beneficially by such proposed candidate; and (6) such additional information as is required by our amended and restated bylaws. Each submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected. In addition, shareholders who intend to solicit proxies in support of director nominees other than our nominees must also comply with the additional requirements of Rule 14a-19(b).

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.senseibio.com. The nominating and corporate governance committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Amendment or the Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of our records and representations made by our directors and officers and certain of our more than 10% stockholders regarding their filing obligations, we believe that during the year ended December 31, 2022, our directors, executive officers and more than 10% stockholders complied with all applicable Section 16(a) filing requirement, other than one Form 4 that was filed late on February 8, 2022 by each of Cambrian BioPharma, Inc. and Dr. Peyer, one Form 4 that was filed late on July 19, 2022 by Apeiron Investment Group Ltd. and one amendment to a Form 4 that was filed on September 1, 2022 to amend a Form 4 previously filed on February 17, 2022 to correct the number of shares owned by Robert Pierce, our former Chief R&D Officer.

Item 11. Executive Compensation.

Our named executive officers, consisting of our principal executive officer, our next two most highly compensated executive officers, and one former executive officer who would have been within the next two most highly compensated executive officers had he been serving as an executive officer as of December 31, 2022, for the fiscal year ended December 31, 2022 were:

•
John Celebi, our President and Chief Executive Officer;
•
Erin Colgan, our Chief Financial Officer;
•
Edward van der Horst, Ph.D., our Chief Scientific Officer; and
•
Robert Pierce, Ph.D., our former Chief R&D Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
John Celebi	2022	512,500	231,770	537,420	228,016	(4)	59,176	(7)	1,568,882
President and Chief Executive Officer	2021	487,068	—	6,116,715	264,000		41,912		6,909,695

Erin Colgan	2022	410,000	90,300	206,188	132,020	(5)	16,808	(8)	855,316
Chief Financial Officer	2021	317,812	—	764,586	123,600		11,780		1,217,778

Edward van der Horst, Ph.D.(2)	2022	326,923	63,210	146,327	103,543	(6)	14,401	(9)	654,404
Chief Scientific Officer

Robert Pierce, M.D. (3)	2022	421,154	90,300	298,251	—		377,572	(10)	1,187,277
Former Chief R&D Officer	2021	410,000	—	1,620,922	167,700		62,791		2,261,413

(1)
The amounts disclosed represent the aggregate grant date fair value of the awards granted to our named executive officers during 2022 under our 2021 Equity Incentive Plan (the “2021 Plan”), computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in our Form 10-K, filed with the SEC on March 29, 2023. These amounts do not reflect the actual economic value that may be realized by the named executive officer.
(2)
Dr. van der Horst was promoted to Chief Scientific Officer and became an executive officer in December 2022.
(3)
In December 2022, we notified Dr. Pierce that his employment would terminate, effective December 7, 2022.
(4)
Consists of (i) $152,771 paid in cash and (ii) $75,245 paid in the form of restricted stock units ("RSUs").
(5)
Consists of (i) $88,453 paid in cash and (ii) $43,567 paid in the form of RSUs.
(6)
Consists of (i) $69,374 paid in cash and (ii) $34,169 paid in the form of RSUs.
(7)
Includes a housing allowance of $37,951, vehicle allowance, life insurance premiums, cell phone reimbursement and 401(k) plan matching contributions of $10,605.
(8)
Includes life insurance premiums, cell phone reimbursement, legal fee reimbursement, commuter benefits and 401(k) plan matching contributions of $11,644.
(9)
Includes life insurance premiums, cell phone reimbursement, legal fee reimbursement, commuter benefits and 401(k) plan matching contributions of $11,039.
(10)
Includes a cash severance payment of $337,500, COBRA premium payments of $25,263, life insurance premiums, travel expense reimbursement and 401(k) plan matching contributions.

Narrative to the Summary Compensation Table

We review compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. Our Compensation Committee generally strives to set cash compensation at approximately the 50th percentile of our peer company data for comparable positions and total equity award value between the 50th and 75th percentile, though variations on this pay positioning may occur from year to year.

The Compensation Committee has historically determined our executives’ compensation. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then, without members of management present, discusses and ultimately approves the compensation of our executive officers.

Annual Base Salary

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Mr. Celebi’s annual base salary was $500,000 from January 1, 2022 to February 28, 2022 and was $515,000 from March 1, 2022 to December 31, 2022. Ms. Colgan’s annual base salary, which was adjusted in connection with her appointment to Chief Financial Officer effective January 2022, was $410,000 at all relevant dates in 2022. Dr. van der Horst’s annual base salary was $325,000 from January 1, 2022 to December 6, 2022 and $350,000 from December 7, 2022 to December 31, 2022 (with such increase approved in connection with his promotion to Chief Scientific Officer). Dr. Pierce's annual base salary was $450,000 at all relevant dates in 2022.

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations and individual performance for each fiscal year. Our named executive officers are eligible to receive annual bonuses of up to a percentage of the applicable executive’s gross base salary based on performance metrics, as determined by our board of directors. For 2022, the target bonus for each of Mr. Celebi, Ms. Colgan and Dr. van der Horst was 55%, 40% and 35%, respectively, of their respective base salaries. Dr. Pierce’s target bonus was 40%, but he did not receive a bonus for 2022 because his employment ended during 2022. For 2023, the target bonus for Mr. Celebi is 55% and for each of Ms. Colgan and Dr. van der Horst is 40% of their respective base salaries. Dr. van der Horst’s target bonus percentage was increased in 2023 compared to 2022 as a result of his promotion to Chief Scientific Officer.

The actual performance-based annual bonus paid, if any, has historically been calculated by multiplying the executive’s annual base salary, target bonus percentage, the percentage attainment of the corporate goals established by the Board or Compensation Committee for such year, and the percentage attainment of individual goals. However, the Compensation Committee is not required to calculate bonuses in this manner and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. After the end of the year, the Compensation Committee reviews our performance against our goals and approves the extent to which our executives achieved each of our corporate and individual goals, as applicable, and, for each named executive officer, the amount of the bonus awarded.

Our 2022 corporate goals consisted of research and development, business development and financial objectives. In early 2023, the Compensation Committee determined that the 2022 corporate goals were achieved at a 80.5% level. After considering the achievement of the 2022 corporate goals together with individual goals where applicable, the Compensation Committee awarded Mr. Celebi, Ms. Colgan and Dr. van der Horst 80.5%, 80.5% and 84.5% of their target bonuses, respectively, for the year ended December 31, 2022. The actual bonus amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

In connection with the approval of annual bonuses for the achievement of 2022 corporate goals, the Compensation Committee approved a one-time deviation in the method of payment of annual bonuses, pursuant to which certain members of our management team, including our named executive officers, were paid one-third of their annual bonuses in the form of RSUs in lieu of cash. The Compensation Committee approved this change in line with the belief that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture, and help to align the interests of our executives and stockholders. In addition, awarding a portion of the annual bonuses in equity is anticipated to help preserve our cash for the continued development of our pipeline. The Compensation Committee effected this change for the 2022 performance period only.

Accordingly, the Compensation Committee approved the following annual bonuses for 2022 for the Company’s named executive officers, which are based on a partial achievement of 2022 corporate goals:

		Number of Shares of Common Stock
Name	Cash (2/3 of Total Bonus)	underlying RSUs (1/3 of Total Bonus)
John Celebi	$152,771	51,893
Erin Colgan	$88,453	30,046
Edward van der Horst, Ph.D.	$69,374	23,565

The RSUs were fully vested as of the grant date, February 15, 2023, and granted pursuant to the standard form of RSU grant notice and award agreement in substantially the form previously approved by the Board.

Termination or Change in Control Benefits

Our named executive officers may become entitled to certain benefits in connection with a qualifying termination. Each of our named executive officers’ employment agreements entitles them to certain benefits, upon a qualifying termination. For additional discussion, please see “Employment Agreements with our Named Executive Officers.”

Health and Welfare; Perquisites

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances (including Mr. Celebi’s housing and vehicle allowances and the housing allowance provided to Dr. Pierce during his employment with us).

401(k) Plan

We maintain a safe harbor 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits of the Internal Revenue Code (the "Code"), which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we make matching contributions or discretionary contributions to the 401(k) plan up to a maximum of 4% of such employee’s annual compensation. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

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

Employment Agreements

We have entered into employment agreements with our named executive officers, which for Mr. Celebi became effective upon the closing of our initial public offering. Our employment agreement with Ms. Colgan was most recently amendedted effective January 1, 2022 in connection with her appointment as our Chief Financial Officer. Our employment agreement with Dr. van der Horst was most recently amended and restated effective December 7, 2022 in connection with his appointment as our Chief Scientific Officer. The agreements generally provide for at-will employment and set forth the named executive officer’s base salary, target bonus and eligibility for employee benefits and severance benefits upon a qualifying termination of employment.

The employment agreements provide that, subject to certain conditions and limitations, upon the termination of the employment of an eligible executive officer without Cause or resignation for Good Reason (each, as defined in the employment agreements) not in connection with a Change in Control (as defined in each employment agreement):

•

Mr. Celebi will be eligible to receive a cash severance benefit equal to 12 months’ base salary; Ms. Colgan and Dr. van der Horst will be eligible to receive a cash severance benefit equal to nine months’ base salary; and

•	each executive officer shall be eligible to receive COBRA premiums for the applicable length of the severance period as described above.

In addition, the employment agreements provide that, subject to certain conditions and limitations, upon the termination of the employment of an eligible executive officer without Cause or resignation for Good Reason (each, as defined in the employment agreements) within 12 months following a Change in Control:

•

Mr. Celebi will be eligible to receive a cash severance benefit equal to 18 months’ base salary and 150% of his target bonus; Ms. Colgan and Dr. van der Horst will be eligible to receive a cash severance benefit equal to 12 months’ base salary and 100% of the officer’s target bonus;

•	such executive officer shall be eligible to receive COBRA premiums for the applicable length of the severance period as described above; and

•	all unvested equity awards held by such executive officer will become immediately vested and fully exercisable.

The severance benefits described above are conditioned upon the executive officer’s execution and non-revocation of a separation agreement, including a release of claims, and compliance with certain restrictive covenants.

Severance Benefits for Dr. Pierce

Our employment agreement with Dr. Pierce became effective upon the closing of our initial public offering. In December 2022, we notified Dr. Pierce that his employment as Chief R&D Officer of the Company would terminate, effective as of December 7, 2022. In accordance with his employment agreement, contingent upon Dr. Pierce’s execution of a separation agreement, including a release of claims and compliance with certain restrictive covenants, Dr. Pierce was provided severance benefits consisting of an amount equal to Dr. Pierce’s then-current salary for nine months and continued COBRA premiums for nine months.

Consulting Agreement with Dr. Pierce

In addition to the above, in connection with Dr. Pierce's separation of employment he agreed to serve as a consultant for the Company, effective December 7, 2022. In connection therewith, we entered into a consulting agreement with Dr. Pierce’s consulting entity, pursuant to which Dr. Pierce provides consulting services to the Company (the “Consulting Agreement”), including the following compensation terms: (i) a 6-month cash retainer at $12,800 per month for up to 32 hours of consulting services per month, with an hourly rate of $400 per hour if the consulting services exceed 32 hours (the “Retainer Period”), (ii) an hourly rate of $500 per hour for up to 8 hours of consulting services per week following the Retainer Period and (iii) continued vesting of outstanding equity awards held by Dr. Pierce during the term of the Consulting Agreement, and an extension of the exercise period for Dr. Pierce’s outstanding stock options (as of the effective date of the Consulting Agreement, and to the extent then-vested and that subsequently become vested) to the latter of (A) December 7, 2025 or (B) until such time as provided for in the applicable equity plan and Dr. Pierce’s applicable option award agreement.

Equity-Based Incentive Awards

We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees.

We award equity awards broadly to our employees. Grants to our executives and other employees are made at the discretion of our board of directors and Compensation Committee.

Prior to 2022, we only used stock option grants for this purpose because we believed they are an effective means by which to align the long-term interests of our executive officers with those of our stockholders. The use of stock options also can provide tax and other advantages to our executive officers relative to other forms of equity compensation.

Beginning in 2022, we introduced a mix of RSUs and stock options for compensating our employees. In January 2022, Mr. Celebi, Ms. Colgan, Dr. van der Horst and Dr. Pierce were granted annual equity grants consisting of 53,900, 21,000, 21,000 and 21,000 RSUs, respectively, and stock options to purchase 161,600 shares, 62,000 shares, 44,000 shares and 62,000 shares, respectively, each effective as of February 15, 2022. The RSUs vest in four equal installments on February 15, 2023, February 15, 2024, February 15, 2025 and February 15, 2026, subject to the officer’s continuous service as of the applicable vesting date. One-fourth of the shares underlying the stock options vest on February 15, 2023, with the remainder vesting monthly over the remaining 36 months.

For additional information about equity grants made historically to our named executive officers, please see “—Outstanding Equity Awards as of December 31, 2022” below.

Outstanding Equity Awards as of December 31, 2022

The following table sets forth certain information about equity awards granted to our named executive officers outstanding as of December 31, 2022:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (8)
John Celebi	2/15/2022	-	161,600	(1)	$4.30	2/15/2032	53,900	$80,311	(7)
	2/4/2021	190,971	225,695	(2)	$19.00	2/3/2031
	2/15/2020	396,223	163,152	(3)	$3.22	8/4/2030
	2/22/2018	26,666	-		$122.88	4/1/2028
Erin Colgan	2/15/2022	-	62,000	(1)	$4.30	2/15/2032	21,000	$31,290	(7)
	2/4/2021	23,871	28,212	(2)	$19.00	2/3/2031
	8/5/2020	37,760	24,740	(4)	$3.22	8/4/2030
Edward van der Horst, Ph.D.	2/15/2022	-	44,000	(1)	$4.30	2/15/2032	14,700	$21,903	(7)
	10/8/2021	5,832	14,168	(5)	$8.69	10/31/2031
	2/4/2021	33,419	39,497	(2)	$19.00	2/3/2031
	2/15/2020	39,105	16,103	(3)	$3.22	8/4/2030
	9/3/2019	2,539	586		$16.32	9/2/2029
Robert Pierce, M.D.	2/15/2022	-	62,000	(1)	$4.30	2/15/2032	21,000	$31,290	(7)
	2/4/2021	50,607	59,809	(2)	$19.00	2/3/2031
	3/18/2020	520	-		$122.38	8/4/2030
	1/22/2019	143,228	65,105	(6)	$3.22	1/21/2029
(1)
The unvested shares underlying this option vest 25% on February 15, 2023 and thereafter in 36 equal monthly installments until February 15, 2026, subject to the officer’s continued service through each applicable vesting date.
(2)
The unvested shares underlying this option vest in 26 equal monthly installments until February 15, 2025, subject to the officer’s continued service through each applicable vesting date.
(3)
The unvested shares underlying this option vest in 14 equal monthly installments until February 15, 2024, subject to the officer’s continued service through each applicable vesting date.
(4)
The unvested shares underlying this option vest in 19 equal monthly installments until July 13, 2024, subject to the officer’s continued service through each applicable vesting date.
(5)
The unvested shares underlying this option vest in 33 equal monthly installments until October 8, 2025, subject to the officer’s continued service through each applicable vesting date.
(6)
The unvested shares underlying this option vest in 15 equal monthly installments until March 18, 2024, subject to the officer’s continued service through each applicable vesting date.
(7)
The unvested shares underlying this RSU vest 25% on February 15, 2023, and thereafter in 3 equal annual installments until February 15, 2026, subject to the officer’s continued service through each applicable vesting date.
(8)
The market value amount is calculated based on the closing price of our common stock of $1.49 per share on December 30, 2022.

Non-Employee Director Compensation

The following table sets forth information regarding the compensation earned or paid to our non-employee directors during the year ended December 31, 2022. John Celebi, our President and Chief Executive Officer, is also a member of our board of directors, but did not receive any additional compensation for service as a director. The compensation of Mr. Celebi as a named executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	All other Compensation ($)	Total ($)
Sam Broder, M.D	$46,750	$9,155	$23,378		$79,283
Jessie English, Ph.D.	$46,500	$9,155	$23,378		$79,033
Bob Holmen	$52,500	$9,155	$23,378	$2,377	$87,410
Kristian Humer	$42,500	$9,155	$23,378		$75,033
James Peyer, Ph.D.	$54,750	$9,155	$23,378	$1,644	$88,928
William Ringo (4)	$64,297	$62,100	$73,683		$200,080
Tom Ricks	$55,000	$9,155	$23,378	$6,062	$93,596
Deneen Vojta, M.D.	$47,750	$9,155	$23,378	$1,326	$81,610
(1)
Amounts reported represent the aggregate grant date fair value of option awards granted to our directors during 2022 under our 2021 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in our Form 10-K, filed with the SEC on March 29, 2023. These amounts do not reflect the actual economic value that may be realized by the non-employee director.
(2)
Represents (other than for Mr. Ringo) 4,466 RSUs granted on June 10, 2022, and for Mr. Ringo 18,933 RSUs granted on March 8, 2022. As of December 31, 2022, Dr. Broder, Dr. English, Mr. Holmen, Mr. Humer, Dr. Peyer, Mr. Ricks and Dr. Vojta each held 4,466 RSUs and Mr. Ringo held 18,933 RSUs.
(3)
Represents (other than for Mr. Ringo) an option to purchase 14,550 shares of our common stock granted on June 10, 2022 at an exercise price of $2.05 per share, and for Mr. Ringo an option to purchase 29,100 shares of our common stock granted on March 8, 2022, at an exercise price of $3.08 per share. As of December 31, 2022, Dr. Broder, Dr. English, Mr. Holmen, Mr. Humer, Dr. Peyer, Mr. Ringo, Mr. Ricks and Dr. Vojta held options to purchase 51,361, 31,217, 74,361, 31,217, 50,736, 29,100, 51,986 and 31,216 shares of our common stock, respectively.
(4)
Mr. Ringo joined our board of directors in March 2022.

Non-Employee Director Compensation Policy

Following recommendation from the compensation committee, in April 2022 our board of directors amended our non-employee director compensation policy. As amended, each such non-employee director receives the compensation described below for service on our board of directors:

Cash compensation. We pay each of our non-employee directors cash retainers for service on our board of directors and committees of our board of directors as follows:

Annual Cash Retainer ($)
Annual retainer	35,000
Additional retainer for independent chair	35,000
Additional retainer for audit committee chair	15,000
Additional retainer for audit committee non-chair member	7,500
Additional retainer for compensation committee chair	15,000
Additional retainer for compensation committee non-chair member	5,000
Additional retainer for nominating and corporate governance committee chair	8,000
Additional retainer for nominating and corporate governance committee non-chair member	4,000
Additional retainer for science and technology committee chair	10,000
Additional retainer for science and technology committee non-chair member	5,000

Initial equity award. Each new non-employee director elected or appointed to our board of directors will be granted (i) an option to purchase 29,100 shares of our common stock, vesting in 36 substantially equal monthly installments following the grant date, and (ii) 8,933 RSUs, vesting in equal annual installments over a three year period following the grant date.

In addition, if an independent chair is elected or appointed to the Board, the independent chair will be granted an additional 10,000 RSUs, vesting in full on the first anniversary of the date of grant.

Annual equity awards. On the date of each annual meeting of stockholders of our company, each non-employee director who has served as a non-employee director for at least six months prior to such stockholder meeting and who will continue to serve on our board of directors will be granted (i) an option to purchase 14,550 shares of our common stock, vesting in monthly installments such that the option is fully vested on the earlier of the first anniversary of the grant date or the date of our next annual stockholder meeting, and (ii) 4,466 RSUs, vesting in full on the first anniversary of the date of grant.

All equity awards held by a non-employee director will vest in full upon a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of April 1, 2023 by: (i) each director; (ii) each of the executive officers listed in the Summary Compensation Table; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise noted below, the address for persons listed in the table is c/o Sensei Biotherapeutics, Inc., 1405 Research Blvd, Suite 125, Rockville, Maryland 20850.

Name	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned (1)
Greater than 5% Stockholders:
Cambrian BioPharma Inc. (2)	5,276,846	17.0%
H&S Investments I LP (3)	4,441,624	14.3
Entities affiliated with Apeiron Investment Group Ltd. (4)	4,454,248	14.4

Named Executive Officers and Directors:
John Celebi (5)	835,609	2.6
Erin Colgan (6)	134,922	*
Rob Pierce (7)	255,183	*
Edward van der Horst, Ph.D. (8)	144,113	*
William Ringo (9)	24,293	*
Sam Broder, M.D. (10)	45,981	*
Thomas Ricks (11)	382,994	1.2
James Peyer, Ph.D. (2)	5,276,846	17.0
Robert Holmen (12)	85,647	*
Kristian Humer (13)	23,059	*
Jessie English, Ph.D. (14)	24,911	*
Deneen Vojta, M.D. (15)	25,836	*
All current directors and executive officers as a group (12 persons)	7,033,524	21.7

*Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 30,971,341 shares outstanding on April 1, 2023, adjusted as required by rules promulgated by the SEC.
(2)
This information has been obtained from a Schedule 13G/A filed on February 14, 2023 by Cambrian BioPharma Inc. ("Cambrian") and James Peyer. Consists of 5,231,490 shares of common stock and 45,356 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023. Cambrian is a Delaware corporation and Dr. Peyer serves as Cambrian’s Chief Executive Officer. In such capacity Dr. Peyer may direct the voting and disposition of the shares held by Cambrian, subject in certain instances to the approval of Cambrian’s board of directors. Cambrian’s business address is 228 Park Avenue S. #66643, New York, New York 10003.
(3)
This information has been obtained from a Schedule 13G filed on February 14, 2022 by entities and individuals associated with H&S Investments I LP (“H&S”). Consists of 4,426,000 shares of common stock and warrants exercisable for 15,624 shares of common stock held by H&S Investments I, L.P. H&S Ventures, LLC, its general partner, and Michael Schulman, manager of H&S Ventures, may be deemed to have voting and dispositive power with respect to the shares held. The principal business address of H&S Investments I, L.P. is 2101 E Coast Highway 3rd Floor Corona Del Mar, CA 92625.
(4)
This information has been obtained from a Schedule 13D/A filed on March 9, 2023 by entities and individuals associated with Apeiron Investment Group Ltd. Consists of 955,738 shares of our common stock held by Presight Sensei Co-Invest Fund, L.P. (“Presight Co-Invest”), 2,485,923 shares of our common stock held by Apeiron Investment Group, Ltd. (“Apeiron”) and 1,012,587 shares of our common stock held by Apeiron SICAV Ltd. - Presight Capital Fund ONE (“Presight Capital Fund ONE”). The general partner of Presight Co-Invest is Presight Sensei Co-Invest Management, L.L.C. (“Presight Co-Invest Management”) and Apeiron is the parent company of Presight Co-Invest Management. As a result, each of Apeiron and Presight

Co-Invest Management may be deemed to beneficially own the securities held by Presight Co-Invest. Altarius Asset Management Ltd. is the investment manager of Presight Capital Fund ONE and may be deemed to beneficially own the securities beneficially owned by Presight Capital Fund ONE. Christian Angermayer is the majority shareholder of Apeiron and may be deemed to beneficially own the securities beneficially owned by Apeiron and Presight Co-Invest. The business address for (i) each of Presight Co-Invest and Presight Co-Invest Management is 340 South Lemon Avenue #3391 Walnut, CA 91789, (ii) each of Apeiron and Christian Angermayer is Beatrice, at 66 & 67 Amery Street, SLM1707, Sliema, Malta and (iii) each of Presight Capital Fund One and Altarius is Cornerstone Complex, 16th September Square, Suite A, Level 1 – Mosta MST 1180, Malta.
(5)
Consists of 4,210 shares of common stock, 65,368 RSUs that vest within 60 days following April 1, 2023 and 766,031 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(6)
Consists of 6,686 shares of common stock, 35,296 RSUs that vest within 60 days following April 1, 2023 and 92,940 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(7)
Consists of 3,000 shares of common stock, 5,250 RSUs that vest within 60 days following April 1, 2023 and 246,933 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(8)
Consists of 6,473 shares of common stock, 27,240 RSUs that vest within 60 days following April 1, 2023 and 110,400 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(9)
Consists of 12,977 RSUs that vest within 60 days following April 1, 2023 and 11,316 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(10)
Consists of 45,981 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(11)
Consists of 334,931 shares of our common stock and a warrant to purchase 1,457 shares of our common stock held by Ricks Family Trust, and 46,606 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023 held by Thomas Ricks. Thomas Ricks is a trustee of the Ricks Family Trust and accordingly may be deemed to have voting and dispositive power with respect to the shares held by Ricks Family Trust.
(12)
Consists of 16,666 shares of common stock and 68,981 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(13)
Consists of 23,059 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(14)
Consists of 24,911 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.
(15)
Consists of 25,386 shares issuable pursuant to stock options exercisable within 60 days following April 1, 2023.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,549,288	(1)	$8.80	(2)	3,138,831	(3)
Equity compensation plans not approved by security holders	469,266		$9.46		—
Total	4,018,554				3,138,831

(1)
Includes shares issuable upon exercise of outstanding options under our 2018 Plan and 2021 Plan.
(2)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of common stock underlying RSUs, which have no exercise price. There are no warrants outstanding under our equity compensation plans.
(3)
Consists of shares available under the 2021 Plan and our 2021 Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2022. On January 1 of each year, the number of shares reserved under the 2021 Plan and the ESPP is automatically increased by 4.0% and 1.0%, respectively, of the total number of shares of common stock that are outstanding at that time, or a lesser number of shares as may be determined by our board of directors. In December 2022, with respect to the 2021 Plan only the board of directors determined that the automatic increase of available shares for calendar year 2023 would be reduced from 4.0% to 1.0% of the Company's capital stock. As a result, an additional 307,641 shares and 307,641 shares were added to the number of available shares under the 2021 Plan and ESPP, respectively, effective January 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as described below, there have been no transactions since January 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 or, during such time as we qualify as a “smaller reporting company,” the lesser of (1) $120,000 or (2) 1% of the average of our total assets for the last two completed years, and in which any of our then directors, executive officers or holders of more than 5% of our common stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Executive Compensation” and “Director Compensation Table.”

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

Name	Series BB Preferred Stock(1)
Cambrian BioPharma, Inc.	4,821,996
Entities affiliated with Future Ventures	8,679,592
Entities affiliated with Apeiron Investment Group, Ltd	28,931,976
Ricks Family Trust	3,037,849
(1)
Upon the closing of our initial public offering, each share of our Series BB preferred stock converted into one share of common stock.

Investors’ Rights Agreement

We are party to an investors’ rights agreement (the “IRA”) with certain holders of our convertible preferred stock, including our 5% stockholders and their affiliates. The IRA provides these stockholders with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing, and also the right to obligate us to an agreement to provide for additional rights to demand that we file a registration statement or request that their shares be covered by a registration statement that we have filed and maintain as effective. The IRA provided these stockholders with information rights, which terminated immediately before consummation of our initial public offering.

Consulting Agreement

In December 2020, we entered into a consulting agreement with Apeiron Advisory Ltd. (“Apeiron Advisory”), an affiliate of Presight Sensei Co-Invest Fund, L.P., one of the holders of more than 5% of our voting securities. Pursuant to the consulting agreement, Apeiron Advisory provided us with strategic and development-related advice in exchange for a one-time retaining fee of $1.5 million, which we paid to Apeiron Advisory in January 2021.

Service Agreement with Hope Farms Research

In April 2021, we entered into a Service Agreement (the “Service Agreement”) with Hope Farms Disco Bay LLC (“Hope Farms”), pursuant to which Hope Farms provides services to us related to research activities. The Chief Executive Officer of Hope Farms, Mai Hope Le, is the wife of Dr. Pierce, our former Chief Research and Development Officer, and Dr. Pierce is a co-founder and member of Hope Farms. In exchange for the services provided pursuant to the Service Agreement, we paid $150,869 and $130,578 to Hope Farms during 2022 and 2021, respectively. In October 2022, the Company and Hope Farms agreed to terminate the Service Agreement.

Service Agreement with Binney Street Partners

During 2022, we entered into a service agreement with Binney Street Partners LLC (“Binney Street Partners”) to provide business development services (the “BSP Service Agreement”). The Company subsequently hired Patrick Gallagher, who was a managing partner of Binney Street Partners, to serve as the Company's Chief Business Officer, effective June 1, 2022. In exchange for the services provided pursuant to the BSP Service Agreement, we paid $223,372 to Binney Street Partners during 2022. In September 2022, the Company and Binney Street Partners agreed to terminate the BSP Service Agreement, effective as of August 11, 2022.

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

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The transactions described in this section occurred prior to the adoption of this policy or were approved and/or ratified by our Audit Committee in accordance with our related person transaction policy.

Independence of the Board of Directors

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with our counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Our board of directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our board of directors determined that all of our directors except for Mr. Celebi, representing eight of our nine directors, are “independent directors” as defined under current rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for such committee.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2022 and 2021 by our principal accountant, Deloitte and Touche LLP. All such fees described below were approved by the audit committee.

	Fiscal year ended December 31, 2022	Fiscal year ended December 31, 2021
Audit fees(1)	$611,867	$616,832
Tax fees(2)	73,228	43,597
Total	$685,095	$660,429
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

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent auditors, Deloitte & Touche LLP. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

All of the services of Deloitte & Touche LLP for the years ended December 31, 2022 and 2021 described above were pre-approved in accordance with the Audit Committee Pre-Approval Policy.

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

4.2	Forms of Warrant to Purchase Common Stock (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 29, 2023).
4.4	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on March 7, 2023).
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

10.7#*	Amended and Restated Non-Employee Director Compensation Policy.
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

10.11#

Amended and Restated Employment Agreement, dated December 7, 2022, by and between the Registrant and Edward van der Horst (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 29, 2023).

10.12#

Separation from Employment Letter and Separation Agreement, by and between Sensei Biotherapeutics, Inc. and Robert Pierce, dated as of December 7, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 29, 2023).

10.13#

Consulting Agreement, by and between Sensei Biotherapeutics, Inc. and Doctor Hope LLC, dated as of December 7, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 29, 2023).

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
23.1

Consent of Deloitte & Touche LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 29, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

^ Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-39980), filed with the SEC on March 29, 2023.

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sensei Biotherapeutics, Inc.

Date:	May 1, 2023	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Celebi	President, Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2023
John Celebi

/s/ Erin Colgan	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2023
Erin Colgan

/s/ William Ringo	Chair	May 1, 2023
William Ringo

/s/ Bob Holmen	Director	May 1, 2023
Bob Holmen

/s/ James Peyer, Ph.D.	Director	May 1, 2023
James Peyer, Ph.D.

/s/ Samuel Broder, M.D.	Director	May 1, 2023
Samuel Broder, M.D.

/s/ Thomas Ricks	Director	May 1, 2023
Thomas Ricks

/s/ Deneen Vojta, M.D.	Director	May 1, 2023
Deneen Vojta, M.D.

/s/ Jessie English, Ph.D.	Director	May 1, 2023
Jessie English, Ph.D.

/s/ Kristian Humer	Director	May 1, 2023
Kristian Humer