Form 10-Q
period 2023-03-31
Sensei Biotherapeutics, Inc.
filed 2023-05-09
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of May 4, 2023 was 30,980,841.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,109	$17,795
Marketable securities	87,396	89,321
Prepaid expenses	2,649	1,129
Other current assets	454	344
Total current assets	98,608	108,589
Right of use assets - operating leases, net	5,297	5,355
Right of use assets - financing leases, net	2,133	2,319
Property and equipment, net	1,814	2,049
Other non-current assets	81	63
Total assets	$107,933	$118,375
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,715	$4,473
Compensation and employee benefits liabilities	583	2,462
Operating lease liabilities, current	1,406	1,251
Financing lease liabilities, current	879	880
Total current liabilities	7,583	9,066
Operating lease liabilities, non-current	4,119	4,323
Financing lease liabilities, non-current	1,347	1,579
Other non-current liabilities	34	0
Total liabilities	13,083	14,968
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 30,971,341 and 30,764,160 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	303,641	302,202
Accumulated deficit	(207,971)	(197,794)
Accumulated other comprehensive loss	(823)	(1,004)
Total stockholders’ equity	94,850	103,407
Total liabilities and stockholders’ equity	$107,933	$118,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$5,204	$7,455
General and administrative	5,804	5,032
Total operating expenses	11,008	12,487
Loss from operations	(11,008)	(12,487)
Other income (expense):
Interest income	969	310
Interest expense	(42)	(243)
Loss on asset disposal	(105)	—
Other income, net	9	15
Net loss	(10,177)	(12,405)
Net loss per common share, basic and diluted	$(0.33)	$(0.40)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,866,087	30,647,679
Comprehensive loss:
Net loss	$(10,177)	$(12,405)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	181	(566)
Total other comprehensive income (loss)	181	(566)
Total comprehensive loss	$(9,996)	$(12,971)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2021	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513
Stock-based compensation expense	—	—	1,515	—	—	1,515
Exercise of options into common stock	73,784	—	237	—	—	237
Employee stock purchase plan expense	—	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	(566)	(566)
Net loss	—	—	—	(12,405)	—	(12,405)
Balance at March 31, 2022	30,682,813	$3	$297,815	$(161,611)	$(899)	$135,308

Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	1,213	—	—	1,213
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Vesting of restricted stock shares	49,014	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(10,177)	—	(10,177)
Balance at March 31, 2023	30,971,341	$3	$303,641	$(207,971)	$(823)	$94,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(10,177)	$(12,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,213	1,515
Depreciation and amortization	161	157
Accretion on marketable securities	(348)	197
Non-cash lease expense	316	291
Amortization of financing lease right-of-use assets	197	177
Realized gain on marketable securities	—	(15)
Loss on fixed asset disposition	105	—
Gain on fixed asset disposition	(9)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,580)	(2,007)
Other assets	(8)	175
Accounts payable and accrued liabilities	242	2,644
Compensation and employee benefits	(1,577)	(1,193)
Operating lease liabilities	(307)	(271)
Other liabilities	36	(15)
Net cash used in operating activities	(11,736)	(10,750)
Investing activities
Purchases of property and equipment	(151)	(19)
Purchases of short-term investments	(9,846)	(8,017)
Sales of short-term investments	—	12,365
Maturities of short-term investments	12,300	7,864
Proceeds from sale of property and equipment	9	—
Net cash provided by investing activities	2,312	12,193
Financing activities
Principle payments for financing leases	(186)	(133)
Proceeds from the exercise of common stock options	—	238
Payment of employee restricted stock tax withholdings	(76)	—
Employee stock purchase plan proceeds	—	14
Net cash (used in) provided by financing activities	(262)	119
Net (decrease) increase in cash and cash equivalents	(9,686)	1,562
Cash and cash equivalents at beginning of period	17,795	7,159
Cash and cash equivalents at end of period	$8,109	$8,721
Supplemental disclosure of noncash financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$—	$11
Property and equipment disposals included in other assets	$(120)	$—
Issuance of equity in exchange for compensation included in compensation and employee benefits	$302	$—
Initial measurement of operating lease right-of-use assets	$258	$6,558
Initial measurement of operating lease liabilities	$258	$5,580
Initial measurement of finance lease right-of-use assets	$—	$411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”) is an immuno-oncology company that was incorporated in 1999 as a Maryland corporation until incorporated in Delaware on December 1, 2017. The Company is focused on the discovery and development of next-generation therapeutics for cancer patients.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $10.2 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $208.0 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2023 of $95.5 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At March 31, 2023, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Leases

Effective January 1, 2022, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”) using the modified retrospective method. At lease inception, the Company determines if an arrangement is or contains a lease, and if so, assesses the lease for classification as either an operating or finance lease. A lease is classified as a finance lease if any one of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (v) the leased asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. A lease is classified as an operating lease if it does not meet any of these criteria.

Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. The Company elected not to separate lease and non-lease components for all underlying assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. For leases that existed prior to the adoption of ASC 842, the Company used the remaining lease term to determine the appropriate incremental borrowing rate.

Recently Issued Accounting Standards Updates

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company has adopted the new guidance as of January 1, 2023, and it did not have a material impact on its financial statements and related disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of March 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$30,393	$-	$(31)	$30,362
Corporate bonds	49,225	-	(474)	48,751
U.S. Government agencies	8,601	6	(324)	8,283
Total	$88,219	$6	$(829)	$87,396

As of March 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $31.7 million that had maturities of one to three years.

As of March 31, 2023, $0.3 million and $0.5 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2023.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Research equipment	$2,607	$2,707
Office equipment and furniture	532	532
Leasehold improvement	253	253
Total property and equipment	3,392	3,492
Less accumulated depreciation and amortization	(1,578)	(1,442)
Property and equipment, net	$1,814	$2,049

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $161 thousand and $157 thousand, respectively.

Effective January 1, 2022, the Company adopted ASC 842 and reclassed capital leases that were previously classified as property and equipment, net were presented separately under right of use assets - financing leases, net on the Company's condensed consolidated balance sheet. $2.2 million relates to items previously classified under research equipment and $70 thousand relates to items previously classified under office equipment and furniture on the table above. These leases are further described in Note 6.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$5,850	$-	$-	$5,850
Investments:
Commercial paper	-	30,362	-	30,362
Corporate bonds	-	48,751	-	48,751
U.S. Government agencies	-	8,283	-	8,283
Total	$5,850	$87,396	$-	$93,246

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2023 and 2022.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2023, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease is long-term and has an effective end date of more than one year from March 31, 2023. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $55 thousand of income related to the Sublease for the three months ended March 31, 2023.

Finance Leases

The Company leases research equipment and furniture under finance leases. The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31,
2023
Lease Cost:
Amortization of finance right-of-use assets	$197
Interest on finance lease liabilities	42
Operating lease cost	420
Variable lease cost	158
Total lease costs	$817
Operating Sublease income	(55)
Total lease costs, net	$762

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2023 (in thousands, except lease term and discount rate):

Three Months Ended March 31,
2023
Other Operating Lease Information:
Operating cash flows for operating leases	$410
Operating cash flows for operating subleases	$(22)
Operating cash flows for finance leases	$42
Financing cash flows from finance leases	$186

Weighted average remaining lease term
Operating leases	3.4 years
Financing leases	2.8 years

Weighted average discount rate
Operating leases	7.7%
Financing leases	8.2%

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2023 (in thousands):

March 31, 2023
Operating leases
Right-of-use assets, net	$5,297

Right-of-use lease liabilities, current	$1,406
Right-of-use lease liabilities, noncurrent	4,119
Total operating lease liabilities	$5,525

Financing leases
Right-of-use assets, net	$2,133

Right-of-use lease liabilities, current	$879
Right-of-use lease liabilities, noncurrent	1,347
Total financing lease liabilities	$2,226

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2023 (in thousands):

	Operating	Financing
2023	$1,323	$681
2024	1,780	908
2025	1,724	758
2026	1,413	107
2027	59	—
Total future minimum lease payments	$6,299	$2,454
Less amount representing interest	774	228
Total lease liabilities	$5,525	$2,226

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

7. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Common Stock Warrants

The following is a summary of the common stock warrant activity for the three months ended March 31, 2023 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	412,262	$9.81	4.71	$—
Granted	—	—
Exercised	—	—
Expired	—
Outstanding at March 31, 2023	412,262	$9.81	4.47	$—

8. STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”) provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Upon the effectiveness of the 2021 Plan (as defined below), the Company ceased issuing new awards under the 2018 Plan.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021 and the Company’s stockholders on January 28, 2021, and became effective on the execution of the underwriting agreement related to the Company's initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. In December 2022, the Company's board of directors determined that the automatic increase of available shares for calendar year 2023 would be reduced from 4.0% to 1.0% of the Company's capital stock. As a result, on January 1, 2023 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,900,096 shares. As of March 31, 2023, 2,169,496 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2023, the Company had issued 93,047 shares under the 2021 ESPP. As of March 31, 2023, 854,017 shares were available to be issued under the 2021 ESPP. The Company recognized no share-based compensation expense related to the ESPP for the three months ended March 31, 2023.

Stock Options

During 2023, the Company has granted options to purchase shares of common stock to employees and non-employee directors pursuant to the 2021 Plan at a weighted average fair value of $1.10 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the three months ended March 31, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,333,434	$8.80	8.09	$1
Granted	503,971	$1.43
Forfeited	(29,723)	$8.74
Expired	(64,980)	$9.84
Outstanding at March 31, 2023	3,742,702	$7.79	8.22	$39
Options expected to vest as of March 31, 2023	1,944,833	$4.79	8.78	$39
Exercisable at March 31, 2023	1,797,869	$11.03	7.61	$—

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2023. There were no stock options exercised in the three months ended March 31, 2023.

The grant date fair value of options vested during the three months ended March 31, 2023 and 2022 was $1.4 million and $4.1 million, respectively.

At March 31, 2023, there was $7.6 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.07 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the three months ended March 31, 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	215,854	$3.69
Granted	325,369	$1.47
Vested	(267,024)	$1.99
Forfeited	(4,037)	$3.04
Unvested at March 31, 2023	270,162	$2.71

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years.

At March 31, 2023, there was approximately $0.6 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 3 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the three months ended March 31, 2023:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2022	57,004	$6.94	1.91	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(312)	144
Outstanding and exercisable at March 31, 2023	56,692	$6.19	1.91	$—

As of March 31, 2023 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the three months ended March 31, 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	Three Months Ended March 31,
	2023	2022
Volatility	93%	94%-96%
Expected term (years)	6.0-7.0	5.8-7
Risk-free interest rate	3.6%–4.0%	1.7%-2.4%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$292	$555
General and administrative	921	960
Total stock-based compensation expense	$1,213	$1,515

9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended March 31, 2023 and 2022, the Company's matching contributions were $89 thousand and $106 thousand, respectively.

10. RELATED-PARTY TRANSACTIONS

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

The Company recognized no expense and $28 thousand for the three months ended March 31, 2023 and 2022, respectively, relating to the Hope Farms Service Agreement.

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

The Company recognized no expense and $57 thousand for the three months ended March 31, 2023 and 2022, respectively, relating to the BSP Service Agreement.

11. INCOME TAXES

The Company recorded no provision for income taxes for the three months ended March 31, 2023 and 2022.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, equity-based compensation, research and development tax credit carryforwards, and capitalized research and development expenditures. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

12. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(10,177)	$(12,405)
Net loss attributable to common stockholders	$(10,177)	$(12,405)
Net loss per share—basic and diluted	$(0.33)	$(0.40)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,866,087	30,647,679

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	3,742,702	3,427,584
Unvested restricted stock units	270,162	205,201
Warrants issued to employees and contractor to purchase common stock	56,692	57,212
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

13. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “Restructuring”).

In connection with the Restructuring, the Company incurred expenses within research and development and general and administrative expenses of $0.2 million during the three months ended March 31, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Aggregate costs in connection with the Restructuring also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring, including the reduction in workforce in December 2022 and related activities as of March 31, 2023 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring and other costs, net	973	95	1,068
Cash payments	(103)	—	(103)
Balance at December 31, 2022	$870	$95	$965
Restructuring and other costs, net	202	2	204
Cash payments	(1,054)	(71)	(1,125)
Balance at March 31, 2023	$18	$26	$44

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on March 29, 2023.

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

We currently have the following investigational product candidates in various stages of development:

•
SNS-101 is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation). In March 2023, we submitted an IND to the FDA for a Phase 1/2 clinical trial which was subsequently cleared by the FDA in April 2023. We are planning to initiate a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion study trial in mid-2023 to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors.
o
The primary objectives for the Phase 1 portion of the clinical trial will be to evaluate safety and tolerability and determine the maximum tolerated dose, or MTD, and recommended monotherapy and combination dose for the Phase 2 portion of the trial, or RP2D. The Phase 1 portion of the clinical trial will be open to patients with advanced solid tumors. Selected patient populations for the Phase 2 portion will be determined based on results from the Phase 1 study together with data from our preclinical studies.
o
In the Phase 1 portion of the trial, the starting dose of SNS-101 will be 0.3 mg/kg, which will be administered as a monotherapy once every three weeks. Dose escalation/de-escalation for both monotherapy and combination dosing will proceed following the Bayesian Optimal Interval (BOIN) design until the MTD and RP2D is determined.
o
Emerging data from the monotherapy dose escalation will be reviewed upon completion of each dose level to decide whether to initiate dose escalation in the combination therapy at the highest cleared monotherapy dose level.
•
SNS-102 is our conditionally active monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We have identified eight parental pH-sensitive VSIG4 antibodies, which have undergone further lead optimization and are currently being characterized. We expect to select a product candidate in 2023.
•
SNS-103 is our conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. We have identified eight parental pH-sensitive CD39 antibodies, which have undergone further lead optimization and are currently being characterized. We expect to select a product candidate in 2023.

Additionally, we have initiated early discovery efforts for a fourth TMAb product candidate that is being designed to conditionally activate immunostimulatory signals with a bispecific antibody. Once selected from our discovery programs, we expect to initiate IND-enabling studies for one product candidate.

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

We have incurred significant operating losses over the last several years. Our net loss was $10.2 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $208.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Preclinical Data Update

In May 2023 we announced new preclinical data from an IND-enabling multi-dose toxicology study of SNS-101. In this study, SNS-101 was administered to non-human primates, or NHPs, at 3, 10 and 100mg/kg every two weeks for 28 days, with the NHPs in the 100mg/kg dose being observed for an additional six-week recovery period. The administration of SNS-101 was well tolerated at all doses with no effects on mortality or adverse findings.

In addition, pharmacokinetic data demonstrated that the mean average serum concentrations of SNS-101 are dose-proportional over the range of 3 to 100 mg/kg. The data, which are presented below, showed linear elimination kinetics and absence of target-mediated drug disposition, corroborating previous observations from a previously disclosed single-dose pharmacokinetic study.

Mean (ug/mL)
10000
1000
100
10
0
20
40
60
80
Days
Dose mg/kg
3 mg/kg observed
3 mg/kg predicted
10 mg/kg observed
10 mg/kg predicted
100 mg/kg observed
100 mg/kg predicted

Each dot represents an observed concentration and the lines are concentrations predicted by pharmacokinetic modeling

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$5,204	$7,455	$(2,251)
General and administrative	5,804	5,032	772
Total operating expenses	11,008	12,487	(1,479)
Loss from operations	(11,008)	(12,487)	1,479
Total other income	831	82	749
Net loss	$(10,177)	$(12,405)	$2,228

Research and Development Expenses

Research and development expenses were $5.2 million for the three months ended March 31, 2023, compared to $7.5 million for the three months ended March 31, 2022. The decrease of $2.3 million was primarily attributable to $1.3 million of decreased personnel costs, including stock-based compensation and incentives, $1.0 million less expense relating to relating to lab supply purchases, $0.7 million lower manufacturing related expense and $0.7 million less expense relating to outside research primarily offset by $0.6 million higher expense associated with clinical trials, $0.5 million of higher costs for pre-clinical research, $0.4 million of increased consulting costs and $0.1 million related to restructuring costs.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the three months ended March 31, 2023, compared to $5.0 million for the three months ended March 31, 2022. The increase of $0.8 million was primarily attributable to $1.5 million of higher external professional services associated with stockholder activism related to our upcoming 2023 annual meeting of stockholders, $0.3 million of higher personnel costs, including stock-based compensation and incentives and $0.1 million related to restructuring costs primarily offset by $0.4 million of lower franchise, net worth, and other non-income tax expense, $0.2 million of lower expense for temporary staffing, $0.2 million less expense for directors and officers insurance, $0.2 million lower recruiting expense and $0.1 million of lower legal fees.

Other Income

Other income was $0.8 million for the three months ended March 31, 2023, compared to other income of $0.1 million for the three months ended March 31, 2022. The other income increase of $0.7 million was primarily attributable to a $0.9 million higher gain on investments relating to interest and accretion partially offset by lower other income of $0.2 million primarily relating to disposals of equipment.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $95.5 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $10.2 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $208.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(11,736)	$(10,750)
Net cash provided by investing activities	2,312	12,193
Net cash (used in) provided by financing activities	(262)	119
Net (decrease) increase in cash and cash equivalents	$(9,686)	$1,562

Operating Activities

During the three months ended March 31, 2023, our operating activities used $11.7 million of cash, primarily resulting from our $10.2 million net loss and a $3.2 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $1.6 million, primarily related to $1.2 million of stock compensation expense, $0.3 million of non-cash lease expense and $0.1 million of loss on equipment disposition. During the three months ended March 31, 2022, our operating activities used $10.8 million of cash, primarily resulting from our $12.4 million net loss and $0.7 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $2.3 million primarily related to $1.5 million of stock compensation expense, $0.3 million of non-cash lease expense, $0.2 million of accretion on marketable securities and $0.2 million related to amortization on financing lease right-of-use assets.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $2.3 million, primarily due to $12.3 million in maturities of short-term investments, partially offset by $9.8 million in purchases of short-term investments and $0.2 million in purchases of property and equipment. During the three months ended March 31, 2022, net cash provided by investing activities was $12.2 million primarily due to $20.2 million in sales and maturities of short-term investments, partially offset by $8.0 million in purchases of short-term investments.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $0.3 million, primarily from $0.2 million of principal payments under our financing leases and $0.1 million for payment of equity related tax withholdings on behalf of employees. During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, primarily relating to $0.2 million for the proceeds from the exercise of common stock options, primarily offset by $0.1 million of principal payments under our financing leases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of its adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of March 31, 2023, we had operating lease payment obligations of $6.3 million, with $1.3 million payable for the remainder of 2023. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of its adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of March 31, 2023, we had finance lease payment obligations of $2.5 million, with $0.7 million payable for the remainder of 2022. See Note 6 in our financial statements included elsewhere in this Form 10-Q for additional information.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 29, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
If we fail to maintain an effective system of internal control over financial reporting which results in material weaknesses, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud and investor confidence in our company and the market price of our common stock may be materially and adversely affected.

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

We have incurred significant net losses since our inception. Our net loss was $10.2 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2022, we had an accumulated deficit of $208.0 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

There is no assurance that any future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. Our product candidates are in preclinical development. Although the FDA cleared our IND for SNS-101 in April 2023, there can be no assurance that the FDA will permit any future IND for our other product candidates to go into effect in a timely manner or at all. We would not be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

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

A key element of our strategy is utilizing our TMAb platform to develop conditionally active monoclonal antibodies, which we believe could generate safer and more effective cancer therapies. However, we currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and if any of our product candidates, including SNS-101, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. Our TMAb platform is designed to generate next-generation antibodies that have potential to block immunosuppressive signals or activate immunostimulatory signals selectively within the tumor microenvironment. However, our TMAb platform may not produce product candidates that are safe and effective, or which compare favorably with other commercially available alternatives. Even if we are successful in continuing to build our pipeline and develop next-generation antibodies, the potential product candidates that we identify may not be suitable for clinical development, including as a result of lack of safety, lack of tolerability, or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. We cannot provide you with any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We currently rely, and with respect to planned clinical trials expect to rely, on third-party contract research organizations, or CROs, academic institutions, study sites, clinical investigators and others to conduct, supervise, and monitor our preclinical studies and clinical trials, including our planned clinical trial of SNS-101. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we currently have or plan to enter into agreements governing the activities of these third parties, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, including as a result of the impact of the COVID-19 pandemic, could substantially harm our business because we may be delayed in completing or unable to complete the studies required to develop SNS-101 and other current and future product candidates, or we may not obtain marketing approval for, or commercialize, SNS-101 or our other current and future product candidates in a timely manner or at all.

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

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to the development of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by the COVID-19 pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for current and future product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize current and future product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for current and future product candidates may be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Hummingbird Bioscience, Kineta, PharmAbcine Pierre Fabre and Curis, each of which are developing antibodies targeting VISTA, the target of our lead product candidate SNS-101.

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

As of April 28, 2023, we had 27 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

Securities litigation and shareholder activism, including proxy contests, could result in substantial costs and divert management's and the Board’s attention and resources from our business. Further, the contested election of directors by Apeiron, a future proxy contest, or other shareholder activism would most likely result in significant legal fees and proxy solicitation expenses and require significant time and attention. The potential of a proxy contest or other shareholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain. As of December 31, 2022, we had NOL carryforwards for federal and state income tax purposes of approximately $117.2 million and $39.9 million, respectively, a portion of which expire beginning in 2023. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $76.8 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

As of April 28, 2023, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 47% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

Our business could be adversely affected by health epidemics, including the COVID-19 pandemic, wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. In connection with COVID-19, we have allowed flexible work-from-home arrangements for certain employees, and we follow all city, state, and federal guidelines in regard to safe work policies. The effects of government orders may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

In addition, our preclinical studies and clinical trials may be affected by the COVID-19 pandemic or other health epidemics. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state, our clinical trial operations could be adversely impacted.

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

Not applicable.

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
3.3

Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Company, dated March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 2023, File No. 005-92222)

4.1

Stockholder Rights Agreement, dated as of March 7, 2023, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (which includes the form of Right Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 2023, File No. 005-92222)

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	May 9, 2023	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	May 9, 2023	By:	/s/ Erin Colgan
Erin Colgan
Chief Financial Officer
Principal Financial and Accounting Officer