Form 10-Q
period 2023-06-30
Sensei Biotherapeutics, Inc.
filed 2023-08-03
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of August 1, 2023 was 26,583,819.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,226	$17,795
Marketable securities	68,614	89,321
Prepaid expenses	1,977	1,129
Other current assets	252	344
Total current assets	81,069	108,589
Right of use assets - operating leases, net	5,018	5,355
Right of use assets - financing leases, net	1,939	2,319
Property and equipment, net	1,468	2,049
Other non-current assets	86	63
Total assets	$89,580	$118,375
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,329	$4,473
Compensation and employee benefits liabilities	715	2,462
Operating lease liabilities, current	1,434	1,251
Financing lease liabilities, current	879	880
Total current liabilities	5,357	9,066
Operating lease liabilities, non-current	3,792	4,323
Financing lease liabilities, non-current	1,158	1,579
Other non-current liabilities	72	0
Total liabilities	10,379	14,968
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 26,583,819 and 30,764,160 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	297,104	302,202
Accumulated deficit	(217,357)	(197,794)
Accumulated other comprehensive loss	(549)	(1,004)
Total stockholders’ equity	79,201	103,407
Total liabilities and stockholders’ equity	$89,580	$118,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,784	$6,393	$9,988	$13,848
General and administrative	5,393	4,319	11,197	9,351
Total operating expenses	10,177	10,712	21,185	23,199
Loss from operations	(10,177)	(10,712)	(21,185)	(23,199)
Other income (expense):
Interest income	952	349	1,921	659
Interest expense	(38)	(172)	(80)	(415)
Loss on asset disposal	(191)	—	(296)	—
Other income, net	68	—	77	15
Net loss	(9,386)	(10,535)	(19,563)	(22,940)
Net loss per common share, basic and diluted	$(0.31)	$(0.34)	$(0.64)	$(0.75)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	30,507,018	30,701,758	30,685,561	30,674,868
Comprehensive loss:
Net loss	$(9,386)	$(10,535)	$(19,563)	$(22,940)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	274	(313)	455	(879)
Total other comprehensive income (loss)	274	(313)	455	(879)
Total comprehensive loss	$(9,112)	$(10,848)	$(19,108)	$(23,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2021	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513
Stock-based compensation expense	—	—	1,515	—	—	1,515
Exercise of options into common stock	73,784	—	237	—	—	237
Employee stock purchase plan expense	—	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	(566)	(566)
Net loss	—	—	—	(12,405)	—	(12,405)
Balance at March 31, 2022	30,682,813	3	297,815	(161,611)	(899)	135,308
Stock-based compensation expense	—	—	1,396	—	—	1,396
Employee stock purchase plan expense	37,478	—	60	—	—	60
Unrealized loss on marketable securities	—	—	—	—	(313)	(313)
Net loss	—	—	—	(10,535)	—	(10,535)
Balance at June 30, 2022	30,720,291	$3	$299,271	$(172,146)	$(1,212)	$125,916

Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	1,213	—	—	1,213
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Vesting of restricted stock shares	49,014	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(10,177)	—	(10,177)
Balance at March 31, 2023	30,971,341	3	303,641	(207,971)	(823)	94,850
Stock-based compensation expense	—	—	1,095	—	—	1,095
Employee stock purchase plan expense	25,964	—	31	—	—	31
Purchase agreement, net of issuance costs and excise tax	(4,454,248)	—	(7,663)	—	—	(7,663)
Vesting of restricted stock shares	40,762	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	274	274
Net loss	—	—	—	(9,386)	—	(9,386)
Balance at June 30, 2023	26,583,819	$3	$297,104	$(217,357)	$(549)	$79,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(19,563)	$(22,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,308	2,934
Depreciation and amortization	299	301
Accretion/amortization on marketable securities	(690)	323
Non-cash lease expense	669	587
Amortization of financing lease right-of-use assets	391	353
Realized gain on marketable securities	—	(15)
Loss on fixed asset disposition	296	—
Changes in operating assets and liabilities:
Prepaid expenses	(909)	(2,936)
Other assets	71	74
Accounts payable and accrued liabilities	(2,021)	(33)
Compensation and employee benefits	(1,445)	(735)
Operating lease liabilities	(679)	(546)
Other liabilities	74	(16)
Net cash used in operating activities	(21,199)	(22,649)
Investing activities
Purchases of property and equipment	(180)	(71)
Purchases of short-term investments	(9,848)	(43,269)
Sales of short-term investments	—	7,864
Maturities of short-term investments	31,700	60,865
Proceeds from sale of property and equipment	166	—
Net cash provided by investing activities	21,838	25,389
Financing activities
Principal payments for financing leases	(375)	(289)
Proceeds from the exercise of common stock options	—	238
Payment of employee restricted stock tax withholdings	(76)	—
Employee stock purchase plan proceeds	31	51
Payments for repurchase of common stock	(7,788)	—
Net cash used in financing activities	(8,208)	—
Net (decrease) increase in cash and cash equivalents	(7,569)	2,740
Cash and cash equivalents at beginning of period	17,795	7,159
Cash and cash equivalents at end of period	$10,226	$9,899
Supplemental disclosure of noncash financing information:
Share repurchase issuance costs	$(410)	$—
Issuance of equity in exchange for compensation included in compensation and employee benefits	$302	$—
Initial measurement of operating lease right-of-use assets	$331	$6,558
Initial measurement of operating lease liabilities	$331	$5,580
Initial measurement of finance lease right-of-use assets	$—	$453

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

Since its inception, the Company has incurred substantial losses and had a net loss of $19.6 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $217.4 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2023 of $78.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”). The condensed consolidated financial statements include those accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to amounts presented in our condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022 to conform to the presentation for the six months ended June 30, 2023.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At June 30, 2023, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Share Purchase Agreement

On May 23, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Apeiron Investment Group Ltd., Presight Sensei Co-Invest Fund, L.P., Presight Sensei Co-Invest Management, L.L.C., Christian Angermayer, Apeiron SICAV Ltd. - Presight Capital Fund ONE, and Altarius Asset Management Ltd. (collectively, the “Apeiron Parties”). Pursuant to the

Purchase Agreement, the Company agreed to purchase 4,454,248 shares of the Company’s common stock (the “Purchased Shares”) from certain of the Apeiron Parties for a purchase price of $1.58 per share. The closing of the purchase of the Purchased Shares (the “Closing”) was completed on June 1, 2023 and the Purchased Shares have been retired and canceled.

The Purchase Agreement is a liability in accordance with ASC 480, Distinguishing Liabilities from Equity resulting in an unconditional forward purchase contract that requires physical settlement by repurchase of a fixed number of the Company’s shares for cash and recorded as a treasury stock transaction that used borrowed funds. At inception the liability of $7.7 million, net of issuance costs, was recorded at the contractual value because the fair value exceeded the contractual value of the shares on May 23, 2023.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of June 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$21,340	$—	$(20)	$21,320
Corporate bonds	39,223	—	(197)	39,026
U.S. Government agencies	8,600	—	(332)	8,268
Total	$69,163	—	$(549)	$68,614

As of June 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $13.1 million that had maturities of one to three years.

As of June 30, 2023, $0.2 million and $0.3 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2023.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Research equipment	$2,250	$2,707
Office equipment and furniture	532	532
Leasehold improvement	253	253
Total property and equipment	3,035	3,492
Less accumulated depreciation and amortization	(1,567)	(1,442)
Property and equipment, net	$1,468	$2,049

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $138 thousand and $144 thousand, respectively, and for the six months ended June 30, 2023 and 2022 was $299 thousand and $301 thousand, respectively.

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

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$9,548	$—	$—	$9,548
Investments:
Commercial paper	—	21,320	—	21,320
Corporate bonds	—	39,026	—	39,026
U.S. Government agencies	—	8,268	—	8,268
Total	$9,548	$68,614	$—	$78,162

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2023 and 2022.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2023, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease is long-term and has an effective end date of one year from June 30, 2023. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $147 thousand of income related to the Sublease for the six months ended June 30, 2023.

Finance Leases

The Company leases research equipment and furniture under finance leases. The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the six months ended June 30, 2023 (in thousands):

Six Months Ended June 30,
2023
Lease Cost:
Amortization of finance right-of-use assets	$391
Interest on finance lease liabilities	80
Operating lease cost	876
Variable lease cost	380
Total lease costs	1,727
Operating Sublease income	(147)
Total lease costs, net	$1,580

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the six months ended June 30, 2023 (in thousands, except lease term and discount rate):

Six Months Ended June 30,
2023
Other Operating Lease Information:
Operating cash flows for operating leases	$886
Operating cash flows for operating subleases	$(152)
Operating cash flows for finance leases	$78
Financing cash flows from finance leases	$375

Weighted average remaining lease term
Operating leases	3.3 years
Financing leases	2.6 years

Weighted average discount rate
Operating leases	7.8%
Financing leases	8.2%

The following table presents supplemental balance sheet information related to operating and financing leases as of June 30, 2023 (in thousands):

June 30, 2023
Operating leases
Right-of-use assets, net	$5,018

Right-of-use lease liabilities, current	$1,434
Right-of-use lease liabilities, noncurrent	3,792
Total operating lease liabilities	$5,226

Financing leases
Right-of-use assets, net	$1,939

Right-of-use lease liabilities, current	$879
Right-of-use lease liabilities, noncurrent	1,158
Total financing lease liabilities	$2,037

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2023 (in thousands):

	Operating	Financing
2023	$875	$454
2024	1,822	908
2025	1,734	758
2026	1,413	107
2027	59	—
Total future minimum lease payments	$5,903	$2,227
Less amount representing interest	677	190
Total lease liabilities	$5,226	$2,037

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the six months ended June 30, 2023 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	412,262	$9.81	4.71	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2023	412,262	$9.81	4.22	$—

Share Purchase Agreement

On May 23, 2023, the Company entered into a Purchase Agreement with Apeiron Investment Group Ltd., Presight Sensei Co-Invest Fund, L.P., Presight Sensei Co-Invest Management, L.L.C., Christian Angermayer, Apeiron SICAV Ltd. - Presight Capital Fund ONE, and Altarius Asset Management Ltd. Pursuant to the Purchase Agreement, the Company agreed to purchase 4,454,248 shares of the Company’s common stock from certain of the Apeiron Parties for a purchase price of $1.58 per share. The closing of the purchase of the Purchased Shares was completed on June 1, 2023 and the Purchased Shares have been retired and canceled.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of June 30, 2023.

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021 and the Company’s stockholders on January 28, 2021, and became effective on the execution of the underwriting agreement related to the Company's initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. In December 2022, the Company's board of directors determined that the automatic increase of available shares for calendar year 2023 would be reduced from 4.0% to 1.0% of the Company's capital stock. As a result, on January 1, 2023 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,900,096 shares. As of June 30, 2023, 2,607,627 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2023, the Company had issued 119,011 shares under the 2021 ESPP. As of June 30, 2023, 828,053 shares were available to be issued under the 2021 ESPP. During the six months ended June 30, 2023, the Company issued 25,964 shares of common stock related to the ESPP offering that ended on May 15, 2023. The Company recognized $6 thousand of share-based compensation expense related to the ESPP for the six months ended June 30, 2023.

Stock Options

During 2023, the Company has granted options to purchase shares of common stock to employees and non-employee directors pursuant to the 2021 Plan at a weighted average fair value of $1.10 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the six months ended June 30, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,333,434	$8.80	8.09	$1
Granted	508,971	$1.42
Forfeited	(397,289)	$5.61
Expired	(98,625)	$8.77
Outstanding at June 30, 2023	3,346,491	$8.06	7.16	$—
Options expected to vest as of June 30, 2023	1,344,204	$4.25	8.60	$—
Exercisable at June 30, 2023	2,002,287	$10.61	6.19	$—

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2023. There were no stock options exercised in the six months ended June 30, 2023.

The grant date fair value of options vested during the six months ended June 30, 2023 and 2022 was $2.5 million and $5.7 million, respectively.

At June 30, 2023, there was $5.9 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.83 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the six months ended June 30, 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	215,854	$3.69
Granted	325,369	$1.47
Vested	(298,286)	$2.00
Forfeited	(45,957)	$2.92
Unvested at June 30, 2023	196,980	$2.77

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years.

At June 30, 2023, there was approximately $0.5 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 2.82 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the six months ended June 30, 2023:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2022	57,004	$6.94	1.91	$—
Expired	(312)	144	—	—
Outstanding and exercisable at June 30, 2023	56,692	$6.19	1.66	$—

As of June 30, 2023 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the six months ended June 30, 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Six Months Ended June 30,
	2023	2022
Volatility	93%-95%	94%-97%
Expected term (years)	6.0-7.0	5.5-7
Risk-free interest rate	3.6%–4.1%	1.7%-3.2%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$260	$480	$552	$1,035
General and administrative	835	916	1,756	1,876
Total stock-based compensation expense	$1,095	$1,396	$2,308	$2,911

9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended June 30, 2023 and 2022, the Company’s matching contributions were $57 thousand and $77 thousand, respectively. During the six months ended June 30, 2023 and 2022, the Company’s matching contributions were $146 thousand and $183 thousand, respectively.

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

The Company recognized no expense and $75 thousand for the six months ended June 30, 2023 and 2022, respectively, relating to the Hope Farms Service Agreement.

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

The Company recognized no expense and $145 thousand for the six months ended June 30, 2023 and 2022, respectively, relating to the BSP Service Agreement.

Purchase Agreement - Apeiron Investment Group

On May 23, 2023, the Company entered into the Purchase Agreement with the Apeiron Parties, pursuant to which the Company agreed to purchase 4,454,248 shares of the Company’s common stock from certain of the Apeiron Parties for a purchase price of $1.58 per share. The closing of the purchase transaction was completed on June 1, 2023, pursuant to which the Company paid approximately $7.8 million in the aggregate to the Aperion Parties, including $0.75 million for costs related to the negotiation and execution of the Purchase Agreement. Prior to the closing, certain of the Apeiron Parties beneficially owned more than 5% of the Company's outstanding shares of common stock.

11. INCOME TAXES

The Company recorded no provision for income taxes for the six months ended June 30, 2023 and 2022.

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

12. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,386)	$(10,535)	$(19,563)	$(22,940)
Net loss per share—basic and diluted	$(0.31)	$(0.34)	$(0.64)	$(0.75)
Weighted-average number of shares used in computing net loss per share—basic and diluted	30,507,018	30,701,758	30,685,561	30,674,868

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	3,346,491	3,452,354
Unvested restricted stock units	196,980	225,830
Warrants issued to employees and contractor to purchase common stock	56,692	57,004
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

13. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “Restructuring”).

In connection with the Restructuring, the Company incurred expenses within research and development and general and administrative expenses of $0.2 million during the six months ended June 30, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Aggregate costs in connection with the Restructuring also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring, including the reduction in workforce in December 2022 and related activities as of June 30, 2023 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring and other costs, net	973	95	1,068
Cash payments	(103)	—	(103)
Balance at December 31, 2022	870	95	965
Restructuring and other costs, net	202	2	204
Cash payments	(1,054)	(71)	(1,125)
Balance at March 31, 2023	18	26	44
Restructuring and other costs, net	12	(20)	(8)
Cash payments	(30)	(6)	(36)
Balance at June 30, 2023	$—	$—	$—

14. SUBSEQUENT EVENTS

On July 31, 2023, the Company entered into a purchase agreement (the “Cambrian Purchase Agreement”) with Cambrian BioPharma, Inc. and its associates and controlled affiliates (“Cambrian”), pursuant to which the Company agreed to repurchase 1,587,302 shares of its common stock from Cambrian at $1.26 per share and for an aggregate purchase price of approximately $2 million. The Company expects that the transaction will close on or about August 14, 2023 and that the 1,587,302 shares will be retired and cancelled on or about the date of the closing. James Peyer, a director of the Company, is the CEO of Cambrian.

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

We currently have the following investigational product candidates in various stages of development:

•
SNS-101 is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation). In May 2023, we initiated a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion study trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors.
o
The primary objectives for the Phase 1 portion of the clinical trial are to evaluate safety and tolerability and determine the maximum tolerated dose, or MTD, and recommended monotherapy and combination dose for the Phase 2 portion of the trial, or RP2D. The Phase 1 portion of the clinical trial is open to patients with advanced solid tumors. Selected patient populations for the Phase 2 portion will be determined based on results from the Phase 1 study together with data from our preclinical studies.
o
In the Phase 1 portion of the trial, the starting dose of SNS-101 was 0.3 mg/kg. In June of 2023, we announced that we had completed the 0.3 mg/kg cohort and had proceeded to screening patients in the 1.0 mg/kg cohort and in July of 2023 we initiated dosing in the 3.0 mg/kg cohort. As of July 31, 2023, we had enrolled a total of six patients in the trial. SNS-101 will be administered once every three weeks and dose escalation/de-escalation for both monotherapy and combination dosing will follow the Bayesian Optimal Interval (BOIN) design until the MTD and RP2D is determined.
o
Emerging data from the monotherapy dose escalation will be reviewed upon completion of each dose level to decide whether to initiate dose escalation in the combination therapy at the highest cleared monotherapy dose level. We expect to dose the first patient in combination with cemiplimab in the fourth quarter of 2023. We expect to report initial pharmacokinetic and safety data by year-end 2023, and topline monotherapy data and initial combination data for the Phase 1/2 clinical trial in 2024.
•
SNS-102 is our conditionally active monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We are currently characterizing a set of lead-optimized antibodies, one of which we expect to select as a product candidate in 2023.
•
SNS-103 is our conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. We are currently characterizing a set of lead-optimized antibodies, one of which we expect to select as a product candidate in 2023.

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

We have incurred significant operating losses over the last several years. Our net loss was $19.6 million and $22.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $217.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
prepare to submit INDs and conduct clinical trials of product candidates, including SNS-101;
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
•
the cost of manufacturing our product candidates including the potential cost of contract manufacturing organizations, or CMOs, that manufacture product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$4,784	$6,393	$(1,609)
General and administrative	5,393	4,319	1,074
Total operating expenses	10,177	10,712	(535)
Loss from operations	(10,177)	(10,712)	535
Total other income	791	177	614
Net loss	$(9,386)	$(10,535)	$1,149

Research and Development Expenses

Research and development expenses were $4.8 million for the three months ended June 30, 2023, compared to $6.4 million for the three months ended June 30, 2022. The decrease of $1.6 million was primarily attributable to $1.3 million of decreased personnel costs, including stock-based compensation and incentives, $1.0 million lower manufacturing related expense, $0.6 million less expense relating to relating to lab supply purchases, $0.3 million of lower facilities expense and $0.1 million less expense relating to preclinical research, primarily offset by $0.8 million of higher outside research fees, $0.5 million of higher costs for clinical trials, $0.2 million of increased consulting costs, $0.1 million related to higher licensing fees and $0.1 million of increased royalty fees.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the three months ended June 30, 2023, compared to $4.3 million for the three months ended June 30, 2022. The increase of $1.1 million was primarily attributable to $1.6 million of higher external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, $0.3 million of higher facilities expense and $0.2 million of increased consulting fees, primarily offset by $0.5 million of lower recruiting expense, $0.3 million less expense for directors and officers insurance, $0.1 million of lower board fees and $0.1 million of lower external communications expense.

Other Income

Other income was $0.8 million for the three months ended June 30, 2023, compared to other income of $0.2 million for the three months ended June 30, 2022. The other income increase of $0.6 million was primarily attributable to a $0.7 million higher gain on investments relating to interest and accretion, partially offset by lower other income of $0.2 million primarily relating to disposals of equipment.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$9,988	$13,848	$(3,860)
General and administrative	11,197	9,351	1,846
Total operating expenses	21,185	23,199	(2,014)
Loss from operations	(21,185)	(23,199)	2,014
Total other income	1,622	259	1,363
Net loss	$(19,563)	$(22,940)	$3,377

Research and Development Expenses

Research and development expenses were $10.0 million for the six months ended June 30, 2023, compared to $13.8 million for the six months ended June 30, 2022. The decrease of $3.9 million was primarily attributable to $2.6 million of decreased personnel costs, including stock-based compensation and incentives, $1.7 million lower manufacturing related expense, $1.6 million less expense relating to relating to lab supply purchases and $0.3 million of lower facilities expense primarily offset by $1.2 million of higher expense associated with clinical trials, $0.6 million of increased consulting costs, $0.3 million of higher costs for preclinical research, $0.1 million of higher outside research fees and $0.1 million of increase licensing fees.

General and Administrative Expenses

General and administrative expenses were $11.2 million for the six months ended June 30, 2023, compared to $9.4 million for the six months ended June 30, 2022. The increase of $1.8 million was primarily attributable to $3.0 million of higher external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, $0.4 million of higher facilities expense, $0.2 million of higher personnel costs, including stock-based compensation and incentives, and $0.1 million related to restructuring costs, primarily offset by $0.6 million of lower recruiting expense, $0.5 million of lower franchise, net worth, and other non-income tax expense, $0.5 million less expense for directors and officers insurance and $0.3 million of lower expense for temporary staffing.

Other Income

Other income was $1.6 million for the six months ended June 30, 2023, compared to other income of $0.3 million for the three months ended June 30, 2022. The other income increase of $1.4 million was primarily attributable to a $1.6 million higher gain on investments relating to interest and accretion partially offset by lower other income of $0.2 million primarily relating to disposals of equipment.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $78.8 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $19.6 million and $22.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $217.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(21,199)	$(22,649)
Net cash provided by investing activities	21,838	25,389
Net cash used in financing activities	(8,208)	—
Net (decrease) increase in cash and cash equivalents	$(7,569)	$2,740

Operating Activities

During the six months ended June 30, 2023, our operating activities used $21.2 million of cash, primarily resulting from our $19.6 million net loss and a $4.9 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $3.3 million, primarily related to $2.3 million of stock compensation expense, $0.7 million of non-cash lease expense, $0.4 million for amortization of financing lease right-of-use assets, $0.3 million relating to fixed asset disposition and $0.3 million for depreciation and amortization, primarily offset by $0.7 million of accretion on marketable securities. During the six months ended June 30, 2022, our operating activities used $22.6 million of cash, primarily resulting from our $22.9 million net loss and $4.2 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $4.5 million primarily related to $2.9 million of stock compensation expense, $0.6 million of non-cash lease expense, $0.4 million related to amortization on financing lease right-of-use assets, $0.3 million of accretion on marketable securities and $0.3 million depreciation and amortization.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $21.8 million, primarily due to $31.7 million in maturities of short-term investments and $0.2 million for proceeds from the sale of equipment, partially offset by $9.8 million in purchases of short-term investments and $0.2 million in purchases of property and equipment. During the six months ended June 30, 2022, net cash provided by investing activities was $25.4 million primarily due to $68.7 million in sales and maturities of short-term investments, partially offset by $43.3 million in purchases of short-term investments.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $8.2 million, primarily from $7.8 million of payments relating to the repurchase of shares of our common stock and $0.4 million of principal payments under our financing leases. During the six months ended June 30, 2022, net cash used in financing activities was $0.0 million, primarily from $0.2 million of proceeds from the exercise of stock options and $0.1 million relating to ESPP purchases, offset by $0.3 million of principal payments under our financing leases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of its adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of June 30, 2023, we had operating lease payment obligations of $5.9 million, with $0.9 million payable for the remainder of 2023. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of its adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of June 30, 2023, we had finance lease payment obligations of $2.2 million, with $0.5 million payable for the remainder of 2023. See Note 6 in our financial statements included elsewhere in this Form 10-Q for additional information.

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
•
the costs of securing manufacturing arrangements for commercial production; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 29, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We will depend on timely enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

We have incurred significant net losses since our inception. Our net loss was $19.6 million and $22.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $217.4 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

There is no assurance that any ongoing or future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. All of our product candidates, other than SNS-101, are in preclinical development. Although the FDA cleared our IND for SNS-101 in April 2023, there can be no assurance that the FDA will permit any future IND for our other product candidates to go into effect in a timely manner or at all. We would not be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

Biopharmaceutical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success in the development of our product candidates will depend on many factors, including:

•
completing preclinical studies;
•
submission of INDs for and receipt of allowance to proceed with our clinical trials or other future clinical trials;
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

Our product candidates could fail to receive regulatory approval from the FDA or other comparable regulatory authorities for many reasons, including:

•
disagreement with the design, protocol or conduct of our clinical trials, including with respect to our clinical trial of SNS-101;
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

Other than SNS-101, our product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. It is impossible to predict accurately when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

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

Results from preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials are not necessarily predictive of final results. We do not know whether our candidates will be effective for the intended indications or safe in humans. Our product candidates may fail to show the desired safety and efficacy in preclinical or clinical development despite positive results observed in early preclinical studies or having successfully advanced through initial clinical trials. For example, although we have generated preclinical data suggesting that the conditionally active properties of SNS-101 have the potential to lower the risk of side effects such as cytokine release syndrome, enhance the anti-tumor effects of PD-1 blockade, and produce anti-tumor activity as a monotherapy, those data were generated either from animal studies or ex vivo studies with human samples and there can be no assurances that similar results will be achieved in clinical trials of SNS-101 with human subjects. Any failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates, including SNS-101.

Additionally, our clinical trial of SNS-101 utilizes an open-label study design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved therapy or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patients are enrolled and additional data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

We expect to publish from time to time interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates. In addition, many of the factors that may lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our clinical trials will include cancer patients who are very sick and whose health is deteriorating. It is possible that some of these patients may experience similar side effects and that additional patients may die during our clinical trials for various reasons. The causes of death could include receiving our product candidates because the patient’s disease is too advanced or because the patient experiences medical problems that may not be related to our product candidate. Even if the patient deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidates, including SNS-101.

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

Risks Related to Manufacturing and our Dependence on Third Parties

We currently rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies, as well as our clinical trials. If those third parties do not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials or failing to comply with regulatory requirements, we may be unable to obtain regulatory approval for our product candidates.

We currently rely on third-party contract research organizations, or CROs, academic institutions, study sites, clinical investigators and others to conduct, supervise, and monitor our preclinical studies and clinical trials, including our ongoing clinical trial of SNS-101. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we currently have or plan to enter into agreements governing the activities of these third parties, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the studies required to develop SNS-101 and other current and future product candidates, or we may not obtain marketing approval for, or commercialize, SNS-101 or our other current and future product candidates in a timely manner or at all.

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

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to the development of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by a pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for current and future product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize current and future product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for current and future product candidates may be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

We expect that certain of our current and future product candidates, including SNS-101, will be evaluated in combination with checkpoint inhibitors, or CPIs. Our ability to develop and ultimately commercialize current and future product candidates used in combination with CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with the commercialized product, if approved. In January 2023, we entered into a supply agreement with Regeneron to evaluate SNS-101 in combination with cemiplimab in our Phase 1/2 clinical trial. However, we cannot be certain that such agreement or any future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities for our TMAb product candidates. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have entered into arrangements with a limited number of third-party contract manufacturing organizations, or CMOs, as part of our development of our TMAb product candidates. These CMOs will provide drug substance intermediate and drug product that will be subsequently labeled, packaged and distributed to our CROs. We may also enter into agreements with additional companies for the supply of substances for use in the development of our TMAb product candidates or any future product candidates or for the manufacture of such product candidates.

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

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we do not intend to begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of any of our product candidates. Additionally, any changes implemented by a new CMO could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our current and future product candidates and jeopardize our ability to commence product sales and generate revenue.

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
•
production difficulties caused by unforeseen events that may delay the availability of one or more of the necessary raw materials or delay the manufacture of any current or future product candidates for use in clinical trials or for commercial supply;
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

We rely on third-parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. For example, we rely on third-parties to supply certain reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We work with our CMOs to purchase these materials from our suppliers who may not always have long-term supply agreements in place, which could expose us to a variety of risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Any significant delay in the supply of raw materials for our drug candidates for a preclinical study or a clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which could impair our ability to generate revenues from their sale.

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

As of July 27, 2023, we had 23 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

•
the commencement, enrollment or results of our ongoing, planned and future clinical trials;
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

As of July 27, 2023, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 38% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

(c) Issuer Purchases of Equity Securities

On May 23, 2023, we entered into a Purchase Agreement (the “Purchase Agreement”) with Apeiron Investment Group Ltd., Presight Sensei Co-Invest Fund, L.P., Presight Sensei Co-Invest Management, L.L.C., Christian Angermayer, Apeiron SICAV Ltd. - Presight Capital Fund ONE, and Altarius Asset Management Ltd. (collectively, the “Apeiron Parties”). Pursuant to the Purchase Agreement, we agreed to purchase 4,454,248 shares of the Company’s common stock (the “Purchased Shares”) from certain of the Apeiron Parties for a purchase price of $1.58 per share. The closing of the purchase of the Purchased Shares (the “Closing”) was completed on June 1, 2023 and the Purchased Shares have been retired and canceled.

A summary of the Company’s share repurchases during the quarter is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share
4/1/2023 to 4/30/2023	—	$—
5/1/2023 to 5/31/2023	—	$—
6/1/2023 to 6/30/2023	4,454,248	$1.58
Total	4,454,248	$1.58

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 31, 2023, we entered into a purchase agreement (the “Cambrian Purchase Agreement”) with Cambrian BioPharma, Inc. and its associates and controlled affiliates (“Cambrian”), pursuant to which we agreed to repurchase 1,587,302 shares of our common stock from Cambrian at $1.26 per share and for an aggregate purchase price of approximately $2 million. Under the terms of the Cambrian Purchase Agreement, Cambrian has agreed to vote, until thirty days prior to the deadline for delivery of notice for the nomination of director candidates for election to the Board at the Company’s 2025 Annual Meeting of Stockholders (the “Effective Period”), all of Cambrian’s shares of the Company’s common stock at all meetings of stockholders, as well as in any consent solicitations of the Company’s stockholders, in accordance with the Board’s recommendations. In the event that Institutional

Shareholder Services, Inc. and Glass Lewis & Co., LLC recommend otherwise with respect to any Company proposals (other than the election or removal of directors), Cambrian will be permitted to vote in accordance with such recommendations. Under the terms of the Cambrian Purchase Agreement, Cambrian has also agreed to certain standstill restrictions during the Effective Period including, among other things, with respect to nominating persons for election to the Board, submitting any stockholder proposal for consideration at any stockholder meeting, soliciting any proxies, and conducting any “withhold” or similar campaign.

The Company expects that the transaction will close on or about August 14, 2023 and that the 1,587,302 shares will be retired and cancelled on or about the date of the closing. James Peyer, a director of the Company, is the CEO of Cambrian.

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
3.3

Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 2023, File No. 005-92222)

4.1

Amendment to Rights Agreement, dated as of June 23, 2023, by and between Sensei Biotherapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2023, File No. 001-39980).

10.1

Purchase Agreement, dated May 23, 2023, by and among Sensei Biotherapeutics, Inc. and Apeiron Investment Group Ltd., Presight Sensei Co-Invest Fund, L.P., Presight Sensei Co-Invest Management, L.L.C., Christian Angermayer, Apeiron SICAV Ltd. - Presight Capital Fund ONE, and Altarius Asset Management Ltd (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2023, File No. 001-39980).

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	August 3, 2023	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	August 3, 2023	By:	/s/ Erin Colgan
Erin Colgan
Chief Financial Officer
Principal Financial and Accounting Officer