Form 10-Q
period 2023-09-30
Sensei Biotherapeutics, Inc.
filed 2023-11-07
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of November 2, 2023 was 24,996,517.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,343	$17,795
Marketable securities	60,670	89,321
Prepaid expenses	1,505	1,129
Other current assets	318	344
Total current assets	73,836	108,589
Right of use assets - operating leases, net	4,700	5,355
Right of use assets - financing leases, net	1,737	2,319
Property and equipment, net	1,299	2,049
Other non-current assets	86	63
Total assets	$81,658	$118,375
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,727	$4,473
Compensation and employee benefits liabilities	1,093	2,462
Operating lease liabilities, current	1,532	1,251
Financing lease liabilities, current	874	880
Total current liabilities	6,226	9,066
Operating lease liabilities, non-current	3,403	4,323
Financing lease liabilities, non-current	962	1,579
Other non-current liabilities	67	0
Total liabilities	10,658	14,968
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; zero shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 24,996,517 and 30,764,160 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	3
Additional paid-in capital	295,881	302,202
Accumulated deficit	(224,481)	(197,794)
Accumulated other comprehensive loss	(402)	(1,004)
Total stockholders’ equity	71,000	103,407
Total liabilities and stockholders’ equity	$81,658	$118,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,818	$9,190	$13,806	$23,038
General and administrative	3,919	4,751	15,116	14,102
Total operating expenses	7,737	13,941	28,922	37,140
Loss from operations	(7,737)	(13,941)	(28,922)	(37,140)
Other income (expense):
Interest income	877	515	2,798	1,174
Interest expense	(33)	(10)	(113)	(425)
Loss on asset disposal	(6)	—	(302)	—
Other (expense) income, net	(225)	20	(148)	35
Net loss	(7,124)	(13,416)	(26,687)	(36,356)
Net loss per common share, basic and diluted	$(0.28)	$(0.44)	$(0.92)	$(1.18)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,514,115	30,720,291	28,942,803	30,690,175
Comprehensive loss:
Net loss	$(7,124)	$(13,416)	$(26,687)	$(36,356)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	147	7	602	(872)
Total other comprehensive income (loss)	147	7	602	(872)
Total comprehensive loss	$(6,977)	$(13,409)	$(26,085)	$(37,228)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2021	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513
Stock-based compensation expense	—	—	1,515	—	—	1,515
Exercise of options into common stock	73,784	—	237	—	—	237
Employee stock purchase plan expense	—	—	14	—	—	14
Unrealized loss on marketable securities	—	—	—	—	(566)	(566)
Net loss	—	—	—	(12,405)	—	(12,405)
Balance at March 31, 2022	30,682,813	3	297,815	(161,611)	(899)	135,308
Stock-based compensation expense	—	—	1,396	—	—	1,396
Employee stock purchase plan expense	37,478	—	60	—	—	60
Unrealized loss on marketable securities	—	—	—	—	(313)	(313)
Net loss	—	—	—	(10,535)	—	(10,535)
Balance at June 30, 2022	30,720,291	3	299,271	(172,146)	(1,212)	125,916
Stock-based compensation expense	—	—	1,479	—	—	1,479
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(13,416)	—	(13,416)
Balance at September 30, 2022	30,720,291	$3	$300,750	$(185,562)	$(1,205)	$113,986

Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	1,213	—	—	1,213
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Vesting of restricted stock shares	49,014	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(10,177)	—	(10,177)
Balance at March 31, 2023	30,971,341	3	303,641	(207,971)	(823)	94,850
Stock-based compensation expense	—	—	1,095	—	—	1,095
Employee stock purchase plan expense	25,964	—	31	—	—	31
Purchase agreement, net of issuance costs and excise tax	(4,454,248)	—	(7,663)	—	—	(7,663)
Vesting of restricted stock shares	40,762	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	274	274
Net loss	—	—	—	(9,386)	—	(9,386)
Balance at June 30, 2023	26,583,819	3	297,104	(217,357)	(549)	79,201
Stock-based compensation expense	—	—	1,048	—	—	1,048
Purchase agreement, net of issuance costs and excise tax	(1,587,302)	(1)	(2,271)	—	—	(2,272)
Unrealized gain on marketable securities	—	—	—	—	147	147
Net loss	—	—	—	(7,124)	—	(7,124)
Balance at September 30, 2023	24,996,517	$2	$295,881	$(224,481)	$(402)	$71,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(26,687)	$(36,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,356	4,413
Depreciation and amortization	436	452
(Accretion) amortization on marketable securities	(910)	285
Non-cash lease expense	987	887
Amortization of financing lease right-of-use assets	586	544
Realized gain on marketable securities	—	(15)
Loss (gain) on fixed asset disposition	302	(15)
Changes in operating assets and liabilities:
Prepaid expenses	(436)	(1,040)
Other assets	29	31
Accounts payable and accrued liabilities	(1,550)	2,201
Compensation and employee benefits	(1,067)	9
Operating lease liabilities	(971)	(833)
Other liabilities	65	(15)
Net cash used in operating activities	(25,860)	(29,452)
Investing activities
Purchases of property and equipment	(180)	(321)
Purchases of short-term investments	(18,536)	(65,017)
Sales of short-term investments	—	7,864
Maturities of short-term investments	48,700	91,365
Proceeds from sale of property and equipment	166	15
Net cash provided by investing activities	30,150	33,906
Financing activities
Principal payments for financing leases	(565)	(452)
Proceeds from the exercise of common stock options	—	238
Payment of employee restricted stock tax withholdings	(76)	—
Employee stock purchase plan proceeds	31	51
Payments for repurchase of common stock	(10,132)	—
Net cash used in financing activities	(10,742)	(163)
Net (decrease) increase in cash and cash equivalents	(6,452)	4,291
Cash and cash equivalents at beginning of period	17,795	7,159
Cash and cash equivalents at end of period	$11,343	$11,450
Supplemental disclosure of noncash financing information:
Share repurchase issuance costs	$(337)	$—
Issuance of equity in exchange for compensation included in compensation and employee benefits	$302	$—
Property and equipment disposals included in other assets	$25	$—
Initial measurement of operating lease right-of-use assets	$331	$6,549
Initial measurement of operating lease liabilities	$331	$5,574
Initial measurement of finance lease right-of-use assets	$—	$600

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

Since its inception, the Company has incurred substantial losses and had a net loss of $26.7 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $224.5 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2023 of $72.0 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At September 30, 2023, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Share Purchase Agreement

On July 31, 2023, the Company entered into a Purchase Agreement (the “Cambrian Purchase Agreement”) with Cambrian BioPharma, Inc. and its associates and controlled affiliates (“Cambrian”), pursuant to which the Company agreed to repurchase

1,587,302 shares of its common stock from Cambrian at a price of $1.26 per share and for an aggregate purchase price of approximately $2 million. The transaction closed on August 15, 2023 and the 1,587,302 repurchased shares have been retired and cancelled.

The Cambrian Purchase Agreement is a liability in accordance with ASC 480, Distinguishing Liabilities from Equity resulting in unconditional forward purchase contracts that requires physical settlement by repurchase of a fixed number of the Company’s shares for cash and recorded as a treasury stock transaction that used borrowed funds. At inception of the Cambrian Purchase Agreement a liability of $2.3 million, net of issuance costs, was recorded at the contractual value because the fair value exceeded the contractual value of the shares on July 31, 2023.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of September 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$13,247	$—	$(36)	$13,211
Corporate bonds	39,224	—	(100)	39,124
U.S. Government agencies	8,601	—	(266)	8,335
Total	$61,072	—	$(402)	$60,670

As of September 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of September 30, 2023, $0.4 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2023.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Research equipment	$2,107	$2,707
Office equipment and furniture	532	532
Leasehold improvement	253	253
Total property and equipment	2,892	3,492
Less accumulated depreciation and amortization	(1,593)	(1,442)
Property and equipment, net	$1,299	$2,049

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $137 thousand and $151 thousand, respectively, and for the nine months ended September 30, 2023 and 2022 was $436 thousand and $452 thousand, respectively.

Effective January 1, 2022, the Company adopted ASC 842 and reclassed capital leases that were previously classified as property and equipment, net were presented separately under right of use assets - financing leases, net on the Company's condensed consolidated balance sheet. $2.2 million related to items previously classified under research equipment and $70 thousand related to items previously classified under office equipment and furniture on the table above. These leases are further described in Note 6.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$10,565	$—	$—	$10,565
Investments:
Commercial paper	—	13,211	—	13,211
Corporate bonds	—	39,124	—	39,124
U.S. Government agencies	—	8,335	—	8,335
Total	$10,565	$60,670	$—	$71,235

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2023 and 2022.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2023, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease has an effective end date of June 30, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $239 thousand of income related to the Sublease for the nine months ended September 30, 2023.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2023 (in thousands):

Nine Months Ended September 30,
2023
Lease Cost:
Amortization of finance right-of-use assets	$586
Interest on finance lease liabilities	113
Operating lease cost	1,336
Variable lease cost	515
Total lease costs	2,550
Operating Sublease income	(239)
Total lease costs, net	$2,311

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2023 (in thousands, except lease term and discount rate):

Nine Months Ended September 30,
2023
Other Operating Lease Information:
Operating cash flows for operating leases	$1,320
Operating cash flows for operating subleases	$(250)
Operating cash flows for finance leases	$112
Financing cash flows from finance leases	$565

Weighted average remaining lease term
Operating leases	3.0 years
Financing leases	2.3 years

Weighted average discount rate
Operating leases	7.8%
Financing leases	8.3%

The following table presents supplemental balance sheet information related to operating and financing leases as of September 30, 2023 (in thousands):

September 30, 2023
Operating leases
Right-of-use assets, net	$4,700

Right-of-use lease liabilities, current	$1,532
Right-of-use lease liabilities, noncurrent	3,403
Total operating lease liabilities	$4,935

Financing leases
Right-of-use assets, net	$1,737

Right-of-use lease liabilities, current	$874
Right-of-use lease liabilities, noncurrent	962
Total financing lease liabilities	$1,836

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2023 (in thousands):

	Operating	Financing
2023	$457	$227
2024	1,853	900
2025	1,734	757
2026	1,413	107
2027	59	—
Total future minimum lease payments	$5,516	$1,991
Less amount representing interest	581	155
Total lease liabilities	$4,935	$1,836

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the nine months ended September 30, 2023 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	412,262	$9.81	4.71	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2023	412,262	$9.81	3.96	$—

Share Purchase Agreement

On July 31, 2023, the Company entered into the Cambrian Purchase Agreement, pursuant to which the Company agreed to repurchase 1,587,302 shares of its common stock from Cambrian at a price of $1.26 per share and for an aggregate purchase price of approximately $2 million. The transaction closed on August 15, 2023 and the 1,587,302 repurchased shares were retired and cancelled on or about the date of the closing.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of September 30, 2023.

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021 and the Company’s stockholders on January 28, 2021, and became effective on the execution of the underwriting agreement related to the Company's initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. In December 2022, the Company's board of directors determined that the automatic increase of available shares for calendar year 2023 would be reduced from 4.0% to 1.0% of the Company's capital stock. As a result, on January 1, 2023 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,900,096 shares. As of September 30, 2023, 2,537,629 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2023, the Company had issued 119,011 shares under the 2021 ESPP. As of September 30, 2023, 828,053 shares were available to be issued under the 2021 ESPP. During the nine months ended September 30, 2023, the Company issued 25,964 shares of common stock related to the ESPP offering that ended on May 15, 2023. The Company recognized $6 thousand of share-based compensation expense related to the ESPP for the nine months ended September 30, 2023.

Stock Options

During 2023, the Company has granted options to purchase shares of common stock to employees and non-employee directors pursuant to the 2021 Plan at a weighted average fair value of $1.05 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the nine months ended September 30, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,333,434	$8.80	8.09	$1
Granted	658,371	$1.36
Forfeited	(397,289)	$5.61
Expired	(213,755)	$8.73
Outstanding at September 30, 2023	3,380,761	$7.73	7.44	0
Options expected to vest as of September 30, 2023	1,305,528	$3.48	8.58	0
Exercisable at September 30, 2023	2,075,233	$10.40	6.72	0

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2023. There were no stock options exercised in the nine months ended September 30, 2023.

The grant date fair value of options vested during the nine months ended September 30, 2023 and 2022 was $3.5 million and $6.9 million, respectively.

At September 30, 2023, there was $5.1 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.63 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	215,854	$3.69
Granted	361,097	$1.45
Vested	(298,286)	$2.00
Forfeited	(45,957)	$2.92
Unvested at September 30, 2023	232,708	$3.17

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years.

At September 30, 2023, there was approximately $0.5 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 2.46 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the nine months ended September 30, 2023:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2022	57,004	$6.94	1.91	$—
Expired	(312)	144	—	—
Outstanding and exercisable at September 30, 2023	56,692	$6.19	1.41	$—

As of September 30, 2023 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the nine months ended September 30, 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Nine Months Ended September 30,
	2023	2022
Volatility	93%-97%	94%-97%
Expected term (years)	5.5-7.0	5.5-7.0
Risk-free interest rate	3.6%–4.6%	1.7%-4.0%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$234	$505	$786	$1,540
General and administrative	814	974	2,570	2,850
Total stock-based compensation expense	$1,048	$1,479	$3,356	$4,390

9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended September 30, 2023 and 2022, the Company’s matching contributions were $43 thousand and $85 thousand, respectively. During the nine months ended September 30, 2023 and 2022, the Company’s matching contributions were $190 thousand and $268 thousand, respectively.

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

The Company recognized no expense and $104 thousand for the nine months ended September 30, 2023 and 2022, respectively, relating to the Hope Farms Service Agreement.

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

The Company recognized no expense and $221 thousand for the nine months ended September 30, 2023 and 2022, respectively, relating to the BSP Service Agreement.

Purchase Agreement - Apeiron Investment Group

On May 23, 2023, the Company entered into a purchase agreement (the “Apeiron Purchase Agreement”) with Apeiron Investment Group Ltd., Presight Sensei Co-Invest Fund, L.P., Presight Sensei Co-Invest Management, L.L.C., Christian Angermayer, Apeiron SICAV Ltd. - Presight Capital Fund ONE, and Altarius Asset Management Ltd. (collectively, the “Apeiron Parties”), pursuant to which the Company agreed to purchase 4,454,248 shares of the Company’s common stock from certain of the Apeiron Parties for a purchase price of $1.58 per share. The closing of the purchase transaction was completed on June 1, 2023, pursuant to which the Company paid approximately $7.8 million in the aggregate to the Aperion Parties, including $0.75 million for costs related to the negotiation and execution of the Purchase Agreement. Prior to the closing, certain of the Apeiron Parties beneficially owned more than 5% of the Company's outstanding shares of common stock. Following the closing, the Apeiron Parties owned no outstanding shares of the Company’s common stock. The price per share and the transaction were unanimously approved by the independent directors of our board of directors.

Under the terms of the Apeiron Purchase Agreement, the Apeiron Parties agreed to withdraw their notice of intent to nominate director candidates for election to our board of directors at the 2023 annual meeting of stockholders. The Apeiron Parties additionally agreed to customary standstill restrictions, including an agreement to not acquire any additional shares of the Company’s voting securities or any of the Company’s indebtedness until the date that is the earlier of (i) four years from the date of the Apeiron Purchase Agreement and (ii) 30 days prior to the nomination deadline for the nomination of director candidates for election to our board of directors at the Company’s 2027 annual meeting of stockholders.

Purchase Agreement - Cambrian BioPharma, Inc.

On July 31, 2023, the Company entered into the Cambrian Purchase Agreement, pursuant to which the Company agreed to repurchase 1,587,302 shares of its common stock from Cambrian, a beneficial owner of more than 5% of the Company’s outstanding shares of common stock, at a purchase price of $1.26 per share and for an aggregate purchase price of approximately $2 million. The transaction closed on August 15, 2023 and the 1,587,302 repurchased shares were retired and cancelled on or about the date of the closing. James Peyer, a director of the Company, is the CEO of Cambrian. The price per share and the transaction were unanimously approved by the independent directors of our board of directors.

Under the terms of the Cambrian Purchase Agreement, Cambrian agreed to vote, until thirty days prior to the deadline for delivery of notice for the nomination of director candidates for election to our board of directors at the Company’s 2025 annual meeting of stockholders (the “Effective Period”), all of Cambrian’s shares of the Company’s common stock at all meetings of stockholders, as well as in any consent solicitations of the Company’s stockholders, in accordance with the board’s recommendations. In the event that Institutional Shareholder Services, Inc. and Glass Lewis & Co., LLC recommend otherwise with respect to any Company proposals (other than the election or removal of directors), Cambrian will be permitted to vote in accordance with such recommendations. Under the terms of the Cambrian Purchase Agreement, Cambrian has also agreed to certain standstill restrictions during the Effective Period including, among other things, with respect to nominating persons for election to the board of directors, submitting any stockholder proposal for consideration at any stockholder meeting, soliciting any proxies, and conducting any “withhold” or similar campaign.

11. INCOME TAXES

The Company recorded no provision for income taxes for the nine months ended September 30, 2023 and 2022.

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

On August 16, 2022, the IRA was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of September 30, 2023.

12. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,124)	$(13,416)	$(26,687)	$(36,356)
Net loss per share—basic and diluted	$(0.28)	$(0.44)	$(0.92)	$(1.18)
Weighted-average number of shares used in computing net loss per share—basic and diluted	25,514,115	30,720,291	28,942,803	30,690,175

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	3,380,761	3,523,211
Unvested restricted stock units	232,708	225,200
Warrants issued to employees and contractor to purchase common stock	56,692	57,004
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

13. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “Restructuring”).

In connection with the Restructuring, the Company incurred expenses within research and development and general and administrative expenses of $0.2 million during the nine months ended September 30, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Aggregate costs in connection with the Restructuring also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring, including the reduction in workforce in December 2022 and related activities as of September 30, 2023 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring and other costs, net	973	95	1,068
Cash payments	(103)	—	(103)
Balance at December 31, 2022	870	95	965
Restructuring and other costs, net	202	2	204
Cash payments	(1,054)	(71)	(1,125)
Balance at March 31, 2023	18	26	44
Restructuring and other costs, net	12	(20)	(8)
Cash payments	(30)	(6)	(36)
Balance at June 30, 2023	—	—	—
Balance at September 30, 2023	$—	$—	$—

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

Overview

We are a clinical-stage immuno-oncology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb™ (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches using our robust set of R&D capabilities. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

We currently have the following investigational product candidates in various stages of development:

•
SNS-101 is a conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation). In May 2023, we initiated a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors.
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
o
In November 2023, we reported initial pharmacokinetic and safety data for the monotherapy portion of the clinical trial in a late-breaker poster presentation at the Society for Immunotherapy of Cancer (SITC) 38th Annual Meeting. Safety, cytokine expression and pharmacokinetic data were presented for seven patients from the first three monotherapy cohorts, all of which had cleared the dose-limiting toxicity assessment period. As of the safety cut-off date of October 3, 2023:
▪
A total of 11 adverse events were reported in five patients, with no dose-limiting toxicities observed. Only one adverse event (Grade 2 dermatitis acneiform) was considered related to SNS-101. One serious adverse event (bronchial obstruction) leading to death was reported, but it was attributed to disease progression and not considered related to SNS-101.
▪
There were no instances of cytokine release syndrome and no significant changes in key inflammatory cytokines over time, consistent with preclinical studies.
▪
Pharmacokinetic data demonstrate dose-proportional exposure consistent with lack of target mediated drug disposition, no notable accumulation with repeat dosing, and linear elimination kinetics of SNS-101, all in concordance with preclinical data.
o
As of November 6, 2023, a total of 17 patients have been enrolled in the clinical trial. Ten patients have been enrolled in the monotherapy dose escalation portion of the trial across four dosing cohorts receiving SNS-101 treatment at 0.3, 1, 3, or 10 mg/kg, and four of the six planned patients have been enrolled in the fifth cohort at a dose of 15 mg/kg. In the combination arm of the trial, three patients have been enrolled in the first cohort at a dose of 3.0 mg/kg.
o
Following completion of the dose escalation portion of the Phase 1 clinical trial and prior to initiating the Phase 2 portion, we plan on enrolling additional patients with specific tumor types to further optimize the Phase 2 trial design.
o
We expect to report initial pharmacokinetic and safety data for the combination dose escalation arm in the first quarter of 2024; topline data for the monotherapy dose escalation arm in the second quarter of 2024; and topline data for the combination dose escalation arm in 2024.
•
SNS-102 is a conditionally active monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We have selected a product candidate that is 585-fold more selective for VSIG4 at low pH conditions. A counter-receptor has been provisionally identified and is being confirmed.
•
SNS-103 is a conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. We are currently evaluating two lead antibodies, one of which we expect to select as a product candidate in 2023.
•
SNS-201 is a bispecific antibody that is being designed to conditionally activate Cluster of Differentiation 28 (CD28). It is a bispecific format with monovalent CD28 engagement and bivalent pH-selective VISTA binding for efficient engagement at low pH. We have selected a product candidate from a set of lead-optimized bispecific antibodies and are conducting preclinical studies.
o
While CD28 agonism has shown some clinical promise, human testing has been stymied by dose-limiting toxicities that result from systemic activation of CD28. Based on preclinical testing of SNS-201 and a prototype molecule, we believe that a bispecific antibody incorporating both a CD28 agonist arm and a pH-sensitive anti-VISTA arm will allow us to conditionally activate CD28 under low pH conditions, such as those found in the tumor microenvironment, leading to T cell activation in the tumor while minimizing off-tumor toxicity. Certain competitor approaches require specific and targetable tumor specific/associated antigens in targeting CD28. SNS-201 addresses the challenge of truly specific tumor antigens for solid tumors by bypassing this requirement through restricted activation of the CD28 signaling pathway within the tumor microenvironment via pH-selective VISTA binding to tumor infiltrating myeloid-lineage cells. While SNS-201 leverages our SNS-101 program, the method of action of SNS-201 is entirely distinct from SNS-101 -- the only similarity is the unique complementarity-determining regions from SNS-101 for pH-selective recruitment to the myeloid compartment. We have engineered SNS-201 on an IgG1 backbone with mutations abolishing Fc receptor interactions.

Upon successful candidate selection from our discovery pipeline, we expect to advance one product candidate toward early manufacturing activities and single-dose toxicology studies.

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

We have incurred significant operating losses over the last several years. Our net loss was $26.7 million and $36.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $224.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
conduct clinical trials of product candidates, including SNS-101;
•
continue the research and development of our other product candidates and prepare to submit INDs for such candidates;
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
•
maintain, expand and protect our intellectual property portfolio; and
•
incur costs associated with operating as a public company.

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
•
the cost of manufacturing our product candidates including the cost of contract manufacturing organizations, or CMOs, that manufacture product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•
the scope, progress, outcome and costs of our preclinical studies, our current product candidates and any other product candidates we may acquire or develop;
•
manufacturing of our product candidates or making arrangements with third-party manufacturers for both clinical and commercial supplies of these product candidates;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$3,818	$9,190	$(5,372)
General and administrative	3,919	4,751	(832)
Total operating expenses	7,737	13,941	(6,204)
Loss from operations	(7,737)	(13,941)	6,204
Total other income	613	525	88
Net loss	$(7,124)	$(13,416)	$6,292

Research and Development Expenses

Research and development expenses were $3.8 million for the three months ended September 30, 2023, compared to $9.2 million for the three months ended September 30, 2022. The decrease of $5.4 million was primarily attributable to $3.0 million lower manufacturing related expense, $1.4 million of decreased personnel costs, including stock-based compensation and incentives, $0.7 million less expense relating to preclinical research, $0.5 million of lower facilities expense, $0.4 million decrease in outside research fees and $0.3 million less expense relating to relating to lab supply purchases, primarily offset by $0.8 million of higher costs for clinical trials and $0.1 million of increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended September 30, 2023, compared to $4.8 million for the three months ended September 30, 2022. The decrease of $0.8 million was primarily attributable to $0.6 million of decreased personnel costs, including stock-based compensation and incentives, $0.3 million less expense for directors and officers insurance and $0.3 million of lower external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, partially offset by $0.2 million of higher facilities expense and $0.1 million of higher legal expense.

Other Income

Other income was $0.6 million for the three months ended September 30, 2023, compared to other income of $0.5 million for the three months ended September 30, 2022. The other income increase of $0.1 million was primarily attributable to a higher gain on investments relating to interest and accretion.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$13,806	$23,038	$(9,232)
General and administrative	15,116	14,102	1,014
Total operating expenses	28,922	37,140	(8,218)
Loss from operations	(28,922)	(37,140)	8,218
Total other income	2,235	784	1,451
Net loss	$(26,687)	$(36,356)	$9,669

Research and Development Expenses

Research and development expenses were $13.8 million for the nine months ended September 30, 2023, compared to $23.0 million for the nine months ended September 30, 2022. The decrease of $9.2 million was primarily attributable to $4.6 million lower manufacturing related expense, $3.9 million of decreased personnel costs, including stock-based compensation and incentives, $2.0 million less expense relating to relating to lab supply purchases, $0.8 million of lower facilities expense, $0.4 million of less costs for preclinical research and $0.2 million of lower outside research fees, primarily offset by $1.9 million of higher expense associated with clinical trials, $0.6 million of increased consulting costs, $0.1 million of higher restructuring expense and $0.1 million of increase licensing fees.

General and Administrative Expenses

General and administrative expenses were $15.1 million for the nine months ended September 30, 2023, compared to $14.1 million for the nine months ended September 30, 2022. The increase of $1.0 million was primarily attributable to $2.7 million of higher external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, $0.6 million of higher facilities expense and $0.1 million related to restructuring costs, primarily offset by $0.7 million less expense for directors and officers insurance $0.6 million of lower recruiting expense, $0.4 million of lower franchise, net worth, and other non-income tax expense, $0.4 million of lower personnel costs, including stock-based compensation and incentives, $0.2 million of lower expense for outside services and $0.1 million of lower audit fee expense.

Other Income

Other income was $2.2 million for the nine months ended September 30, 2023, compared to other income of $0.8 million for the nine months ended September 30, 2022. The other income increase of $1.5 million was primarily attributable to a higher gain on investments relating to interest and accretion.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $72.0 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $26.7 million and $36.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $224.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(25,860)	$(29,452)
Net cash provided by investing activities	30,150	33,906
Net cash used in financing activities	(10,742)	(163)
Net (decrease) increase in cash and cash equivalents	$(6,452)	$4,291

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $25.9 million, primarily resulting from our $26.7 million net loss and a $3.9 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $4.8 million, primarily related to $3.4 million of stock compensation expense, $1.0 million of non-cash lease expense, $0.6 million for amortization of financing lease right-of-use assets, $0.4 million for depreciation and amortization and $0.3 million relating to fixed asset disposition, primarily offset by $0.9 million of accretion on marketable securities. During the nine months ended September 30, 2022, net cash used in operating activities was $29.5 million, primarily resulting from our $36.4 million net loss partially offset by increases in non-cash charges of $6.6 million which included $4.4 million of stock compensation expense, $0.9 million of non-cash lease expense, $0.5 million related to amortization on financing lease right-of-use assets, $0.5 million depreciation and amortization and $0.3 million of accretion on marketable securities, as well as a $0.4 million increase in our operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $30.2 million, primarily due to $48.7 million in maturities of short-term investments and $0.2 million for proceeds from the sale of equipment, partially offset by $18.5 million in purchases of short-term investments and $0.2 million in purchases of property and equipment. During the nine months ended September 30, 2022, net cash provided by investing activities was $33.9 million primarily due to $99.2 million in sales and maturities of short-term investments, partially offset by $65.0 million in purchases of short-term investments and $0.3 million in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $10.7 million, primarily from $10.1 million of payments relating to the repurchase of shares of our common stock and $0.6 million of principal payments under our financing leases. During the nine months ended September 30, 2022, net cash used in financing activities was $0.2 million, primarily from $0.5 million of principal payments under our financing leases, partially offset by $0.2 million of proceeds from the exercise of stock options and $0.1 million relating to ESPP purchases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of September 30, 2023, we had operating lease payment obligations of $5.5 million, with $0.5 million payable for the remainder of 2023. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of our adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of September 30, 2023, we had finance lease payment obligations of $2.0 million, with $0.2 million payable for the remainder of 2023. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 29, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our business is highly dependent on the success of our product candidates that we advance into the clinic. All our product candidates will require significant additional preclinical, clinical and manufacturing development before we may be able to seek regulatory approval for and launch a product commercially. If the clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the COVID-19 pandemic, the conflicts in Ukraine and the Middle East and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We have incurred significant net losses since our inception. Our net loss was $26.7 million and $36.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $224.5 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

Many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to be ineffective and/or cause side effects that prevented further development of the compound or resulted in their removal from the market. For example, in a third-party clinical trial of an anti-VISTA monoclonal antibody, dose limiting toxicities caused by cytokine release syndrome resulted in early termination of the clinical trial. Although initial clinical data from the monotherapy arm of our Phase 1/2 clinical trial of SNS-101 demonstrate favorable pharmacokinetics and cytokine release profiles, there is no assurance that data from additional patients, including at higher doses and in combination with cemiplimab, will produce similar results. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully develop and commercialize our drug candidates, in which case we may not achieve profitability and the value of our stock may decline.

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion of their treatment; and
•
factors we may not be able to control, such as pandemics, that may limit patients, principal investigators or staff or clinical site available.

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

As of October 30, 2023, we had 26 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

If we fail to meet all applicable Nasdaq listing requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease.

On October 17, 2023, we received a letter from the staff of Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common shares had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until April 15, 2024, to regain compliance with the rule referred to in this paragraph. To regain compliance, during this 180-day compliance period, our minimum bid price of listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by transferring to the Nasdaq Capital Market.

There can be no assurance that we will maintain compliance with the requirements for listing our common shares on the Nasdaq Global Market, or if transferred, The Nasdaq Capital Market.

Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

In addition, we have filed registration statements registering the issuance of approximately 9.5 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements will be available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.

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

As of October 30, 2023, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

General Risk Factors

Our business, operations and clinical development plans and timelines, as well as the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, shippers, equipment suppliers and others, could be adversely affected by the effects of health epidemics, such as the COVID-19 pandemic.

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

If our relationships with our suppliers or other vendors are terminated or scaled back as a result of health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.

In addition, our preclinical studies and clinical trials may be affected by health epidemics. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward the pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure or experience additional restrictions by their institutions, city or state, our clinical trial operations could be adversely impacted.

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

(c) Issuer Purchases of Equity Securities

On July 31, 2023, we entered into a purchase agreement (the “Cambrian Purchase Agreement”) with Cambrian BioPharma, Inc. and its associates and controlled affiliates (“Cambrian”), pursuant to which we agreed to repurchase 1,587,302 shares of our common stock from Cambrian at a purchase price of $1.26 per share and for an aggregate purchase price of approximately $2 million. The transaction closed on August 15, 2023 and the 1,587,302 repurchased shares were retired and cancelled on or about the date of the closing.

A summary of our share repurchases during the quarter ended September 30, 2023 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share
7/1/2023 to 7/31/2023	—	$—
8/1/2023 to 8/31/2023	1,587,302	$1.26
9/1/2023 to 9/30/2023	—	$—
Total	1,587,302	$1.26

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	November 7, 2023	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	November 7, 2023	By:	/s/ Erin Colgan
Erin Colgan
Chief Financial Officer
Principal Financial and Accounting Officer