Form 10-K
period 2023-12-31
Sensei Biotherapeutics, Inc.
filed 2024-02-29
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), the Registrant's aggregate market value of its voting common equity held by non-affiliates was approximately $18.7 million based on the closing sale price of $1.14 per share as reported on the Nasdaq Global Market on that date. The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 25,070,980.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K will be included in an amendment to this Annual Report on Form 10-K, filed with the Commission within 120 days after December 31, 2023, and is incorporated by reference herein.

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

Any statements in this Report, or incorporated herein, about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include statements regarding:

•
the ability of our preclinical studies and clinical trials to demonstrate acceptable safety and efficacy of our product candidates;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials;
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
•
our reliance on third parties to conduct clinical trials of our product candidates;
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

PART I

Item 1. Business.

Overview

We are an immuno-oncology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches using our robust set of R&D capabilities. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

We have developed our TMAb platform to address resistance to immunotherapy and believe our product candidates and TMAb technology represent large market opportunities. Checkpoint inhibitors have emerged as one of the most promising classes of therapeutics for the treatment of cancer. Drugs utilizing PD-1 and CTLA-4 blockade have been approved by the Food and Drug Administration, or FDA, to treat numerous different types of cancer and, in 2022, generated aggregate sales of approximately $42 billion worldwide. By 2027, the total global market for drugs utilizing checkpoint blockade is estimated to exceed $64 billion. However, despite the widespread use of checkpoint inhibitors, on average only 20% of patients experience an objective response, leaving a critical need for new immunotherapies. Our TMAb platform is designed to address this underserved market. For example, VISTA, the target of our lead product candidate, is a V-set receptor that suppresses T cell-associated response for immune evasion and survival in numerous cancer indications with large patient populations, such as prostate cancer, non-small cell lung cancer, and colorectal cancer.

Our Pipeline

We believe there are multiple opportunities and significant potential for patients within our product pipeline. Each program, summarized in the chart below, is derived from our TMAb platform.

We currently have four investigational product candidates in various stages of development:

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

•
SNS-103 is our conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. In 2023, we selected a product candidate from a set of lead-optimized antibodies.
•
SNS-201 is a bispecific antibody that is being designed to conditionally activate Cluster of Differentiation 28 (CD28). It is a bispecific format with monovalent CD28 engagement and bivalent pH-selective VISTA binding for efficient engagement at low pH. In 2023, we selected a product candidate from a set of lead-optimized bispecific antibodies.

In January 2024, we announced the expansion of the Phase 1/2 clinical trial of SNS-101 to include additional patients in a more focused set of indications. Following completion of dose escalation and prior to initiating the Phase 2 portion, we plan to enroll up to an aggregate of 40 additional patients across both the monotherapy and combination arms to further optimize the Phase 2 trial design with additional patient data while we prepare for an anticipated end-of-Phase 1 meeting with the FDA in the fourth quarter of 2024.

In connection with the decision to expand the clinical trial of SNS-101, we paused the IND-enabling studies originally planned for our next TMAb product candidate. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2025. Preclinical work on our TMAb product candidates to characterize selected lead antibodies, including their mechanisms of action, and target biology is expected to continue throughout 2024. We plan to continue reviewing our financial resources with the expectation that IND-enabling studies for our next TMAb product candidate will resume if we raise sufficient additional capital.

Our TMAb Platform

Our TMAb platform is designed to generate highly selective therapeutics that disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment. Selective activation within the tumor is a critical aspect of TMAb and has the potential to “unlock” previously undruggable immune targets for use in oncology applications.

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

Preclinical Studies

We have conducted multiple preclinical studies, summarized below, to evaluate the safety, efficacy and pharmacokinetic profile of SNS-101. In addition, we have also conducted multi-dose non-human primate, or NHP, toxicology studies.

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

Frequency of Live, CD45+ Population
One-way ANOVA, Tukey Post-Hoc Analysis,
* p<0.05; ** p<0.01, *** p<0.001, **** p<0.0001

Myeloid cells, like monocytes and macrophages, are part of the innate immune response to pathogens, wounds, and even cancers, and play key roles in inflammatory responses. Depending on the environmental signals they receive, these cells take on different characteristics that allow them to perform various tasks. Some of these functions can promote tumor killing responses (anti-tumor immunity, or the M1-like phenotype), while others actively suppress immune responses and allow tumors to thrive, or the M2-like phenotype.

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

Accumulation in Tumor

In collaboration with the National Cancer Institute (NCI) under our CRADA, we recently assessed the accumulation of SNS-101 in the low pH tumor microenvironment by administering a single dose of the fully human anti-VISTA antibody to TC-1/A9 (HPV+) tumor-bearing mice. SNS-101 was observed in these tumors by immunohistochemical detection using antibodies directed toward human IgG1 Fc at 6 hours post-treatment. The images below, in which blue represents the tumor and brown represents SNS-101 or the control molecule, as applicable, demonstrate that SNS-101 rapidly accumulates in the tumor as compared to an isotype control.

Isotype control at 6h post-dosing	SNS-101 at 6h post-dosing

Additionally at the NCI, multiplex fluorescent immunohistochemistry was used to demonstrate that SNS-101 is associated with intratumoral immune cells (CD45+) and CD11b+ myeloid cells, each of which are VISTA+ cells. We believe such findings demonstrate that SNS-101 only binds under low pH conditions to VISTA+ cells, allowing SNS-101 to overcome TMDD.

Phase 1/2 Clinical Trial

Overview

In May 2023, we initiated a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of SNS-101 as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors. The primary objectives for the Phase 1 portion of the clinical trial are to evaluate safety and tolerability and determine the maximum tolerated dose and recommended monotherapy and combination dose for the Phase 2 portion of the trial. The Phase 1 portion of the clinical trial is open to patients with advanced solid tumors.

Following completion of dose escalation and prior to initiating the Phase 2 portion, we plan to enroll up to an aggregate of 40 additional patients both in monotherapy and in combination with cemiplimab in a more focused set of indications to further optimize the Phase 2 trial design with additional patient data while we prepare for an anticipated end-of-Phase 1 meeting with the FDA in the fourth quarter of 2024.

•
In the monotherapy dose expansion arm, we plan to enroll up to 10 patients with microsatellite stable (MSS) colorectal cancer (CRC) at a dose level of 15 mg/kg.
•
In the combination dose expansion arm, we plan to enroll up to 30 patients with MSS CRC, head and neck cancer (H&N), non-small cell lung cancer (NSCLC), and melanoma. The dose level will be determined following completion of the combination dose escalation phase of the trial.
•
Additional tumor types and doses may be considered for both the monotherapy and combination dose expansion.

The foregoing solid tumor types were selected to focus the cancer indications on a basket of more commonly occurring histologies, including tumors that have progressed on prior anti-PD-1 therapy (NSCLC, H&N and melanoma) or are unfavorable candidates for immunotherapy (CRC) where we believe SNS-101 has potential to provide clinical benefit based on VISTA biology and supporting preclinical data. All patients enrolling into the combination dose expansion arm are expected to have been previously treated with a PD1/L1 checkpoint inhibitor.

The patient population for the Phase 2 portion of the clinical trial will be determined based on dose escalation/dose expansion trial data, together with data from our preclinical studies.

Enrollment

As of February 23, 2024, a total of 33 patients have been enrolled in the clinical trial.

•
The monotherapy dose escalation portion of the trial is fully enrolled, with 16 patients having cleared all five dosing cohorts of SNS-101 treatment at 0.3, 1, 3, 10 or 15 mg/kg.
•
In the combination dose escalation arm, 17 patients have been enrolled and cleared the first two planned dosing cohorts of 3 and 10 mg/kg + cemiplimab. The third cohort at a dose level of 15.0 mg/kg of SNS-101 plus cemiplimab is currently enrolling.
•
Patient enrollment has commenced for the recently announced monotherapy dose expansion arm in patients with MSS CRC at a dose level of 15 mg/kg. Enrollment in the combination dose expansion arm will begin following completion of the combination dose escalation phase.

Clinical Data

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

•
A total of 11 adverse events were reported in five patients, with no dose-limiting toxicities observed. Only one adverse event (Grade 2 dermatitis acneiform) was considered related to SNS-101. One serious adverse event (bronchial obstruction) leading to death was reported, but it was attributed to disease progression and not considered related to SNS-101.
•
There were no instances of cytokine release syndrome and no significant changes in key inflammatory cytokines over time, consistent with preclinical studies.

•
Pharmacokinetic data demonstrated dose-proportional exposure consistent with lack of target mediated drug disposition, no notable accumulation with repeat dosing, and linear elimination kinetics of SNS-101, all in concordance with preclinical data.

In February 2024, we reported pharmacokinetic and safety data from the full monotherapy dose escalation arm and the first two combination dose escalation cohorts. As of the safety cut-off date of February 23, 2024:

•
SNS-101 has been well tolerated across both the monotherapy and combination dose escalation arms with no dose-limiting toxicities observed.
o
In the monotherapy dose escalation arm, 13/16 patients (81%) experienced at least one treatment-emergent adverse event, or TEAE, with the majority of adverse events Grade 1 or 2.
o
In the combination dose escalation arm, 10/17 patients (59%) experienced at least one TEAE with the majority of adverse events Grade 1 or 2.
•
SNS-101 has displayed a potential best in class pharmacokinetic profile with linear elimination kinetics and dose-proportional increases in exposure, and no notable differences in pharmacokinetics between monotherapy and combination dosing have been observed.

We expect to report topline data for both the monotherapy dose escalation arm and combination dose escalation arm in the second quarter of 2024 and initial data for the dose expansion arm by the end of 2024.

Supply Agreement - Regeneron

In January 2023, we entered into a supply agreement with Regeneron Pharmaceuticals, Inc. pursuant to which Regeneron is supplying cemiplimab for the Phase 1/2 clinical trial.

Sponsored Research Agreement - Washington University, St. Louis

In November 2022, we announced the execution of a Sponsored Research Agreement with Washington University in St. Louis, Missouri, pursuant to which research is being conducted in the laboratory of Robert Schreiber, Ph.D., Professor of Pathology & Immunology and Director of the Center for Human Immunology and Immunotherapy Programs, to evaluate the underlying molecular mechanisms that may enable SNS-101 to overcome myeloid cell-driven immunosuppression within the tumor microenvironment.

Cooperative Research and Development Agreement - National Cancer Institute

In February 2023, we announced the execution of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH), to expand the development of SNS-101. Under the terms of the CRADA, we are collaborating with the NCI to conduct preclinical studies to assess the mechanism of action of SNS-101 in combination with novel therapeutic modalities. Additionally, the NCI is expected to act as a clinical site for the Phase 1/2 clinical trial of SNS-101 and may conduct future clinical trials of SNS-101 in combination with novel therapeutic modalities that are discovered in preclinical studies conducted by the NCI.

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

In 2023 we selected a product candidate from a set of lead-optimized antibodies.

SNS-201: Conditionally Active Bispecific Monoclonal Antibody Targeting CD28

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

Certain competitor approaches require specific and targetable tumor specific/associated antigens in targeting CD28. We believe SNS-201 has the potential to address the challenge of truly specific tumor antigens for solid tumors by bypassing this requirement through restricted activation of the CD28 signaling pathway within the tumor microenvironment via pH-selective VISTA binding to tumor infiltrating myeloid-lineage cells. While SNS-201 leverages our SNS-101 program, the mechanism of action of SNS-201 is distinct from SNS-101. The only similarity is the unique complementarity-determining regions from SNS-101 for pH-selective recruitment to the myeloid compartment. We have engineered SNS-201 on an IgG1 backbone with mutations abolishing Fc receptor interactions.

In 2023 we selected a product candidate from a set of lead-optimized bispecific antibodies.

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

As of February 23, 2024, our solely owned patent estate included two issued U.S. patents, one issued foreign patent, one pending U.S. patent application, and one international patent application. We also co-own four pending U.S. patent applications.

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

SNS-101 is subject to the terms of the Adimab Agreement, and in December 2022 we exercised our Development and Commercialization Option for the Research Program from which SNS-101 was generated. To date, we have paid $1,875,000 to Adimab pursuant to the Adimab Agreement for the technology access fee, Development and Commercialization Option, program delivery fees and a milestone payment for the first patient dosed in our Phase 1/2 clinical trial of SNS-101.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, Regeneron and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Hummingbird Bioscience, Kineta, PharmAbcine, Pierre Fabre and Curis, each of which are developing antibodies targeting VISTA, the target of our lead product candidate SNS-101.

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

Other U.S. Healthcare Laws and U.S. Healthcare Reform

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent presidential executive orders, U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

Employees and Human Capital Resources

As of February 23, 2024, we had 27 full-time employees and one part-time employee. We consider our relationship with our employees to be good.

On December 5, 2022, our Board of Directors approved a restructuring plan, or the Restructuring, to reduce our current workforce by approximately 40% to decrease operating expenses and to focus on developing our TMAb platform. The expenditures and operating expenses associated with the Restructuring was $1.3 million, consisting primarily of one-time employee termination costs, including severance payments and extended benefits coverage support, that were contingent upon the impacted employees’ execution and non-revocation of separation agreements. A total of $1.1 million of Restructuring costs was recorded in 2022 and the remaining $0.2 million was recorded in 2023.

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the conflicts in Ukraine and the Middle East and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We have incurred significant net losses since our inception. Our net loss was $34.1 million and $48.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $231.9 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

We have no products approved for commercial sale, have not generated any revenue from commercial sales of our product candidates, and are devoting substantially all of our financial resources and efforts to research and development of SNS-101 and our TMAb platform. Investment in therapeutic product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable.

We expect that it will take at least several years until any of our product candidates receive marketing approval and are commercialized, and we may never be successful in obtaining marketing approval and commercializing product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
prepare to file INDs, initiate clinical trials and progress clinical development of our product candidates, including SNS-101;
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

There is no assurance that any ongoing or future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. All of our product candidates, other than SNS-101, are in preclinical development. In addition, we have paused initiation of IND-enabling studies for our next product candidate. Although the FDA cleared our IND for SNS-101 in April 2023, there can be no assurance that the FDA will permit any future IND for our other product candidates to go into effect in a timely manner or at all. We would not be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

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

Many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to be ineffective and/or cause side effects that prevented further development of the compound or resulted in their removal from the market. For example, in a third-party clinical trial of an anti-VISTA monoclonal antibody, dose limiting toxicities caused by cytokine release syndrome resulted in early termination of the clinical trial. Although initial clinical data from our Phase 1/2 clinical trial of SNS-101 demonstrate favorable safety, pharmacokinetics and cytokine release profiles, there is no assurance that data from additional patients will produce similar results. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully develop and commercialize our drug candidates, in which case we may not achieve profitability and the value of our stock may decline.

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

We currently rely on third-party contract research organizations, or CROs, academic institutions, study sites, clinical investigators and others to conduct, supervise, and monitor our preclinical studies and clinical trials, including our clinical trial of SNS-101. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we currently have or plan to enter into agreements governing the activities of these third parties, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the studies required to develop SNS-101 and other current and future product candidates, or we may not obtain marketing approval for, or commercialize, SNS-101 or our other current and future product candidates in a timely manner or at all.

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

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to the development of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for current and future product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize current and future product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for current and future product candidates may be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses and their business associates that perform certain services involving the use or disclosure of individually identifiable health information as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Some state and local laws require the registration of pharmaceutical sales representatives. Further, many state laws governing the privacy and security of health information in certain circumstances, differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, Regeneron and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Hummingbird Bioscience, Kineta, PharmAbcine Pierre Fabre and Curis, each of which are developing antibodies targeting VISTA, the target of our lead product candidate SNS-101.

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

As of February 23, 2024, we had 27 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

•
the commencement, enrollment or results of our ongoing and future clinical trials;
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

In addition, we have filed registration statements registering the issuance of all shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements will be available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain. As of December 31, 2023, we had NOL carryforwards for federal and state income tax purposes of approximately $134.6 million and $78.8 million, respectively, a portion of which expire beginning in 2024. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $96.6 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

We believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

General Risk Factors

Our business, operations and clinical development plans and timelines, as well as the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, shippers, equipment suppliers and others, could be adversely affected by the effects of health epidemics.

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

Our computer systems or data, or those of our collaborators or other contractors or consultants, may be compromised, which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; significant disruption of our product development programs and our ability to operate our business effectively; reputational harm; and other adverse consequences.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including clinical trial data, intellectual property, confidential information that is proprietary, strategic, financial or competitive in nature, and personal data.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats, including, for example, periodic cybersecurity testing and cybersecurity awareness training for employees.

We retain a third-party technology solutions firm (IT Firm) to help identify, assess and manage the Company’s cybersecurity threats and risks. The IT Firm reports to an employee in our finance and operations department, who functions as our IT lead (IT Lead) and who works with our management team, including our Chief Financial Officer (CFO). Our IT Firm identifies and, in conjunction with our IT Lead, helps assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods and tools.

We use third-party service providers, including cybersecurity consultants, to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, to conduct risk assessments and identify potential risks.

We use third-party service providers to perform a variety of functions throughout our business, including manufacturing our product candidates and assisting with R&D and clinical activities. Depending on the nature of the services provided, the sensitivity of the systems and data at issue, and the identity of the provider, our vendor contracting processes may include imposing certain contractual provisions related to privacy and cybersecurity.

We have integrated our assessment and management of material risks from cybersecurity threats into our overall risk management systems and processes. For example, the results of such third-party cybersecurity assessments are shared with our senior management and the board’s audit committee for review, both of which evaluate our overall enterprise risk.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk entitled “Our computer systems or data, or those of our collaborators or other contractors or consultants, maybe compromised, which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; significant disruption of our product development programs and our ability to operate our business effectively; reputational harm; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our IT Lead is responsible for engaging and overseeing our IT Firm. In consultation with our IT Firm, our IT Lead, Chief Financial Officer and General Counsel integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicate key priorities to relevant personnel, help prepare for cybersecurity incidents, approve cybersecurity processes, and review security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to our Cybersecurity Incident Management Team, which consists of a representative from our IT Firm, IT Lead, Chief Financial Officer and General Counsel. In addition, our incident response policy includes reporting to our disclosure committee and audit committee of the board of directors for certain cybersecurity incidents.

Our audit committee receives periodic reports from our IT Lead concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

We have leased office and laboratory space in Boston, Massachusetts pursuant to a lease that expires in September 2026. However, in January 2023 we entered into a partial sublease of this space in connection with our Restructuring more fully discussed in Item 1. Business— Employees and Human Capital Resources and Note 6 of our annual financial statements included elsewhere in this Report. As a result, we have leased a smaller office space in the Boston, Massachusetts area. We also lease office and laboratory space in Rockville, Maryland, pursuant to a lease that expires in February 2027. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Stockholders

Our common stock is listed on the Nasdaq Global Market under the symbol “SNSE”. As of February 23, 2024, we had 25,070,980 shares of common stock outstanding held by 208 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

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

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion and analysis comparing our results for the year ended December 31, 2022, to the year ended December 31, 2021, see our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Our Pipeline

We currently have four investigational product candidates in various stages of early development:

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
•
SNS-103 is our conditionally active monoclonal antibody targeting ENTPDase1 (ecto-nucleoside triphosphate diphosphohydrolase-1), also known as CD39. In 2023, we selected a product candidate from a set of lead-optimized antibodies.
•
SNS-201 is a bispecific antibody that is being designed to conditionally activate Cluster of Differentiation 28 (CD28). It is a bispecific format with monovalent CD28 engagement and bivalent pH-selective VISTA binding for efficient engagement at low pH. In 2023, we selected a product candidate from a set of lead-optimized bispecific antibodies.

In January 2024, we announced the expansion of the Phase 1/2 clinical trial of SNS-101 to include additional patients in a more focused set of indications. Following completion of dose escalation and prior to initiating the Phase 2 portion, we plan to enroll up to an aggregate of 40 additional patients across both the monotherapy and combination arms to further optimize the Phase 2 trial design with additional patient data while we prepare for an anticipated end-of-Phase 1 meeting with the FDA in the fourth quarter of 2024. As a result, we paused the IND-enabling studies originally planned for our next TMAb product candidate. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2025. Preclinical work on our TMAb product candidates to characterize selected lead antibodies, including their mechanisms of action, and target biology is expected to continue throughout 2024. We plan to continue reviewing our financial resources with the expectation that IND-enabling studies for additional TMAb product candidates will resume if we raise sufficient additional capital.

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

We have incurred significant operating losses over the last several years. Our net loss was $34.1 million and $48.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $231.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Other Income (Expense)

Our other income (expense) consists of realized gain or loss on short-term investments, litigation expense, gain on debt extinguishments, accretion expense on short-term investments and interest expense.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Comparison of Years Ended December 31, 2023 and 2022

The following sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$18,299	$30,383	$(12,084)
General and administrative	18,765	19,805	(1,040)
Total operating expenses	37,064	50,188	(13,124)
Loss from operations	(37,064)	(50,188)	13,124
Total other income	2,963	1,600	1,363
Net loss	$(34,101)	$(48,588)	$14,487

Research and Development Expenses

Research and development expenses were $18.3 million for the year ended December 31, 2023, compared to $30.4 million for the year ended December 31, 2022. The decrease of $12.1 million was primarily attributable to $5.5 million of lower manufacturing related expense, $4.4 million of decreased personnel costs, including stock-based compensation and incentives, $2.3 million less expense relating to relating to lab supply purchases, $1.2 million of lower facilities expense, $1.1 million of less costs for preclinical research, $0.8 million of lower restructuring costs, $0.4 million of lower licensing fees and $0.3 million of lower outside research fees, primarily offset by $3.2 million of higher expense associated with clinical trials and $0.7 million of increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $18.8 million for the year ended December 31, 2023, compared to $19.8 million for the year ended December 31, 2022. The decrease of $1.0 million was primarily attributable to $1.0 million less expense for directors and officers insurance, $0.6 million of lower personnel costs, including stock-based compensation and incentives, $0.6 million of lower recruiting expense, $0.5 million of lower franchise, net worth, and other non-income tax expense, $0.4 million of lower expense for outside services, $0.2 million of decreased legal fees, $0.1 million of less external communications expense and $0.1 million of lower restructuring costs, primarily offset by $1.1 million of higher external professional services associated with stockholder activism, $0.9 million of higher facilities expense and $0.5 million increase related to consulting fees.

Other Income

Other income was $3.0 million for the year ended December 31, 2023, compared to $1.6 million for the year ended December 31, 2022. The increase of $1.4 million was primarily attributable to a $1.9 million higher gain on investments relating to interest and accretion partially offset by other expense of $0.5 million primarily relating to $0.3 million loss on asset disposals and $0.2 million for to a legal matter unrelated to core business operations.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $65.8 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $34.1 million and $48.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $231.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(32,023)	$(39,026)
Net cash provided by investing activities	38,412	49,949
Net cash used in financing activities	(11,173)	(287)
Net (decrease) increase in cash and cash equivalents	$(4,784)	$10,636

Operating Activities

During the year ended December 31, 2023, our operating activities used $32.0 million of cash, resulting from our $34.1 million net loss and a $4.3 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $6.4 million, primarily related to $4.5 million of stock compensation expense, $1.4 million of non-cash lease expense, $0.8 million of amortization of financing lease right-of-use assets, $0.6 million of depreciation and $0.3 million of loss on fixed asset disposals, partially offset by $1.1 million of accretion on marketable securities. During the year ended December 31, 2022, operating activities used $39.0 million of cash, resulting from our $48.6 million net loss, partially offset by increases in non-cash charges of $8.6 million primarily related to $5.8 million of stock compensation expense, $1.2 million of non-cash lease expense, $0.7 million of amortization of financing lease right-of-use assets, $0.6 million of depreciation and $0.2 million for amortization of marketable securities, as well as a $1.0 million increase in our operating assets and liabilities.

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $38.4 million, primarily due to $59.6 million in sales and maturities of short-term investments and $0.2 million in proceeds from the sale of property and equipment, partially offset by $21.2 million in purchases of short-term investments and $0.2 million in purchases of property and equipment. During the year ended December 31, 2022, net cash used in investing activities was $49.9 million primarily due to $97.1 million in sales and maturities of short-term investments, partially offset by $46.9 million in purchases of short-term investments and $0.3 million in purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, net cash used in financing activities was $11.2 million, primarily from $10.4 million of payments for the repurchase of common stock and $0.8 million of principal payments under our financing leases. During the year ended December 31, 2022, net cash used in financing activities was $0.3 million, primarily from $0.6 million of principal payments under our financing leases, partially offset by $0.2 million of proceeds from the exercise of stock options and $0.1 million relating to ESPP purchases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of Accounting Standards Codification (“ASC”) 842, we recorded operating right-of-use assets and operating lease liabilities for these agreements. As of December 31, 2023, we had operating lease payment obligations of $5.1 million, with $1.9 million payable within twelve months. See Note 6 in our annual financial statements included elsewhere in this Report for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of our adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of December 31, 2023, we had

finance lease payment obligations of $1.8 million, with $0.9 million payable within 12 months. See Note 6 in our annual financial statements included elsewhere in this Report for additional information.

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

We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an Emerging Growth Company ("EGC"), as defined in the JOBS Act. As an EGC, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

4.2	Forms of Warrant to Purchase Common Stock (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 29, 2023).
4.4	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on March 7, 2023).
4.5

Amendment to Rights Agreement, dated as of June 23, 2023, by and between Sensei Biotherapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2023, File No. 001-39980).

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

10.10*#	Employment Agreement, dated October 19, 2023, by and between the Registrant and Stephanie Krebs.
10.11#

Amended and Restated Employment Agreement, dated December 7, 2022, by and between the Registrant and Edward van der Horst (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 29, 2023).

10.12

Open Market Sales AgreementSM, dated March 15, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-263567), filed with the SEC on March 15, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Incentive Compensation Recoupment Policy, adopted on October 2, 2023.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Sensei Biotherapeutics, Inc.

Date:	February 29, 2024	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Celebi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
John Celebi

/s/ Erin Colgan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Erin Colgan

/s/ William Ringo	Chair	February 29, 2024
William Ringo

/s/ Bob Holmen	Director	February 29, 2024
Bob Holmen

/s/ James Peyer, Ph.D.	Director	February 29, 2024
James Peyer, Ph.D.

/s/ Thomas Ricks	Director	February 29, 2024
Thomas Ricks

/s/ Deneen Vojta, M.D.	Director	February 29, 2024
Deneen Vojta, M.D.

/s/ Jessie English, Ph.D.	Director	February 29, 2024
Jessie English, Ph.D.

/s/ Kristian Humer	Director	February 29, 2024
Kristian Humer

SENSEI BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sensei Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensei Biotherapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, common stock and stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

February 29, 2024

We have served as the Company’s auditor since 2016.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$13,011	$17,795
Marketable securities	52,746	89,321
Prepaid expenses	1,168	1,129
Other current assets	325	344
Total current assets	67,250	108,589
Right of use assets - operating leases, net	4,330	5,355
Right of use assets - financing leases, net	1,543	2,319
Property and equipment, net	1,165	2,049
Other non-current assets	86	63
Total assets	$74,374	$118,375
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,694	$4,473
Compensation and employee benefits liabilities	1,510	2,462
Operating lease liabilities, current	1,567	1,251
Financing lease liabilities, current	872	880
Total current liabilities	5,643	9,066
Operating lease liabilities, non-current	3,001	4,323
Financing lease liabilities, non-current	768	1,579
Other non-current liabilities	67	—
Total liabilities	9,479	14,968
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; zero shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 25,030,188 and 30,764,160 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	296,996	302,202
Accumulated deficit	(231,895)	(197,794)
Accumulated other comprehensive loss	(209)	(1,004)
Total stockholders’ equity	64,895	103,407
Total liabilities and stockholders’ equity	$74,374	$118,375

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$18,299	$30,383
General and administrative	18,765	19,805
Total operating expenses	37,064	50,188
Loss from operations	(37,064)	(50,188)
Other income (expense):
Interest income	3,624	1,783
Interest expense	(144)	(219)
Loss on asset disposal	(302)	—
Other (expense) income, net	(215)	36
Net loss	(34,101)	(48,588)
Net loss per common share, basic and diluted	$(1.22)	$(1.58)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,952,857	30,703,295
Comprehensive loss:
Net loss	$(34,101)	$(48,588)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	795	(671)
Total other comprehensive income (loss)	795	(671)
Total comprehensive loss	$(33,306)	$(49,259)

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2021	30,609,029	$3	$296,049	$(149,206)	$(333)	$146,513
Stock-based compensation expense	—	—	5,779	—	—	5,779
Exercise of options into common stock	73,784	—	238	—	—	238
Employee stock purchase plan expense	81,347	—	136	—	—	136
Unrealized loss on marketable securities	—	—	—	—	(671)	(671)
Net loss	—	—	—	(48,588)	—	(48,588)
Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	4,454	—	—	4,454
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Purchase agreement, net of issuance costs and excise tax	(6,041,550)	—	(9,934)	—	—	(9,934)
Vesting of restricted stock shares	90,026	—	—	—	—	—
Employee stock purchase plan expense	59,385	—	48	—	—	48
Unrealized gain on marketable securities	—	—	—	—	795	795
Net loss	—	—	—	(34,101)	—	(34,101)
Balance at December 31, 2023	25,030,188	$3	$296,996	$(231,895)	$(209)	$64,895

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2023	2022
Operating activities
Net loss	$(34,101)	$(48,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,454	5,812
Depreciation and amortization	571	614
(Accretion) amortization on marketable securities	(1,056)	231
Non-cash lease expense	1,357	1,194
Amortization of financing lease right-of-use assets	780	733
Realized gain on marketable securities	—	(15)
Loss (gain) on fixed asset disposition	302	(15)
Changes in operating assets and liabilities:
Prepaid expenses	(99)	(582)
Other assets	22	5
Accounts payable and accrued liabilities	(2,331)	2,017
Compensation and employee benefits	(650)	709
Operating lease liabilities	(1,337)	(1,125)
Other liabilities	65	(16)
Net cash used in operating activities	(32,023)	(39,026)
Investing activities
Purchases of property and equipment	(180)	(321)
Purchases of short-term investments	(21,149)	(46,869)
Sales of short-term investments	—	7,864
Maturities of short-term investments	59,575	89,260
Proceeds from sale of property and equipment	166	15
Net cash provided by investing activities	38,412	49,949
Financing activities
Principal payments for financing leases	(761)	(629)
Proceeds from the exercise of common stock options	—	238
Payment of employee restricted stock tax withholdings	(76)	—
Employee stock purchase plan proceeds	48	104
Payments for repurchase of common stock	(10,384)	—
Net cash used in financing activities	(11,173)	(287)
Net (decrease) increase in cash and cash equivalents	(4,784)	10,636
Cash and cash equivalents at beginning of period	17,795	7,159
Cash and cash equivalents at end of period	$13,011	$17,795
Supplemental disclosure of noncash financing information:
Share repurchase issuance costs	$(86)	$—
Issuance of equity in exchange for compensation included in compensation and employee benefits	$302	$—
Property and equipment disposals included in other assets	$25	$—
Initial measurement of operating lease right-of-use assets	$331	$6,549
Initial measurement of operating lease liabilities	$331	$6,699
Initial measurement of finance lease right-of-use assets	$—	$704

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

Since its inception, the Company has incurred substantial losses and had a net loss of $34.1 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $231.9 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities, as of December 31, 2023 of $65.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. As of December 31, 2023, cash and cash equivalents included cash on deposit at commercial banks, commercial paper and a money market fund that invests in U.S. Government securities.

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

Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. Leases with a term of one year or less are expensed as rent in the period incurred. The Company elected not to separate lease and non-lease components for all underlying assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. For leases that existed prior to the adoption of ASC 842, the Company used the remaining lease term to determine the appropriate incremental borrowing rate.

Balance Sheet Risk

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and right of use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments recorded for the years ended December 31, 2023 and 2022.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

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

Share Purchase Agreements

In 2023, the Company executed two share repurchase agreements: the Apeiron Purchase Agreement (“Apeiron Purchase Agreement”) on May 23, 2023 for 4,454,248 shares at $1.58 each and the Cambrian Purchase Agreement (the “Cambrian Purchase Agreement”) on July 31, 2023 for 1,587,302 shares at $1.26 each. Both agreements involved repurchasing shares and subsequently retiring them, more fully explained in note 7.

The Apeiron Purchase Agreement and the Cambrian Purchase Agreement were liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, resulting in unconditional forward purchase contracts that required physical settlement by repurchase of a fixed number of the Company's shares for cash and recorded as treasury stock transactions. At inception, the liability of $7.7 million for the Apeiron Purchase Agreement and $2.3 million for the Cambrian Purchase Agreement, net of issuance costs, were recorded at the contractual value because the fair value exceeded the contractual value of the shares on May 23, 2023 and July 31, 2023, respectively.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,892	$6	$(2)	$9,896
Corporate bonds	37,063	—	(40)	37,023
U.S. Government agencies	6,000	—	(173)	5,827
Total	$52,955	6	$(215)	$52,746

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$30,475	$1	$(33)	$30,443
Corporate bonds	52,848	—	(571)	52,277
U.S. Government agencies	7,000	—	(399)	6,601
Total	$90,323	1	$(1,003)	$89,321

As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of December 31, 2023, $0.2 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2023 and 2022.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Research equipment	$2,107	$2,707
Office equipment and furniture	532	532
Leasehold improvement	253	253
Total property and equipment	2,892	3,492
Less accumulated depreciation and amortization	(1,727)	(1,443)
Property and equipment, net	$1,165	$2,049

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $0.6 million and $0.6 million, respectively.

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

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$12,233	$—	$—	$12,233
Investments:
Commercial paper	—	9,896	—	9,896
Corporate bonds	—	37,023	—	37,023
U.S. Government agencies	—	5,827	—	5,827
Total	$12,233	$52,746	$—	$64,979

	Fair value measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial Paper	$-	$6,973	$-	$6,973
Money market funds	5,420	-	-	5,420
Investments:
Commercial paper	-	30,443	-	30,443
Corporate bonds	-	52,277	-	52,277
U.S. Government agencies	-	6,601	-	6,601
Total	$5,420	$96,294	$-	$101,714

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2023 and 2022.

6. COMMITMENTS AND CONTINGENCIES

Operating Lease

As of December 31, 2023, the Company leased office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company had $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease has an effective end date of June 30, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $331 thousand of income related to the Sublease for the year ended December 31, 2023.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the year ended December 31, 2023 (in thousands):

Year Ended December 31,
2023
Lease Cost:
Amortization of finance right-of-use assets	$780
Interest on finance lease liabilities	143
Operating lease cost	1,796
Variable lease cost	671
Total lease costs	3,390
Operating Sublease income	(331)
Total lease costs, net	$3,059

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the year ended December 31, 2023 (in thousands, except lease term and discount rate):

Year Ended December 31,
2023
Other Operating Lease Information:
Operating cash flows for operating leases	$1,777
Operating cash flows for operating subleases	$(316)
Operating cash flows for finance leases	$143
Financing cash flows from finance leases	$761

Weighted average remaining lease term
Operating leases	2.8 years
Financing leases	2.1 years

Weighted average discount rate
Operating leases	7.7%
Financing leases	8.3%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2023 (in thousands):

	Operating	Financing
2024	$1,853	$900
2025	1,734	757
2026	1,413	107
2027	59	—
Total future minimum lease payments	$5,059	$1,764
Less amount representing interest	491	124
Total lease liabilities	$4,568	$1,640

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

Common Stock Warrants

The following is a summary of the common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the years ended December 31, 2023 and 2022:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	412,262	$9.81	4.71	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2023	412,262	$9.81	3.71	$—

Share Purchase Agreements

On May 23, 2023, the Company entered into a stock purchase agreement with Apeiron Investment Group Ltd., Presight Sensei Co-Invest Fund, L.P., Presight Sensei Co-Invest Management, L.L.C., Christian Angermayer, Apeiron SICAV Ltd. - Presight Capital Fund ONE, and Altarius Asset Management Ltd. (collectively, the “Apeiron Parties”). Pursuant to the Apeiron Purchase Agreement, the Company acquired 4,454,248 shares of its common stock (“Shares”) from the Apeiron Parties at a purchase price of $1.58 per share. The closing of the acquisition (the “Closing”) occurred on June 1, 2023, pursuant to which the Company paid approximately $7.8 million in the aggregate to the Aperion Parties, including $0.75 million for costs related to the negotiation and execution of the Apeiron Purchase Agreement. The acquired Shares were subsequently retired and canceled.

On July 31, 2023, the Company entered into a stock purchase agreement with Cambrian BioPharma, Inc. and its associates and controlled affiliates (“Cambrian”), pursuant to which the Company agreed to repurchase 1,587,302 shares of its common stock from

Cambrian at a price of $1.26 per share and for an aggregate purchase price of approximately $2.0 million. The transaction closed on August 15, 2023 and the 1,587,302 repurchased shares have been retired and cancelled.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of December 31, 2023.

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021 and the Company’s stockholders on January 28, 2021, and became effective on the execution of the underwriting agreement related to the Company's initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of December 31, 2023, 2,498,584 shares remained available for issuance pursuant to the 2021 Plan.

In December 2023, the Company's compensation committee determined that the automatic increase of available shares for calendar year 2024 would be reduced from 4.0% to 2.0% of the Company's capital stock. This follows last year's decision to decrease the annual increase from 4% to 1%. As a result, on January 1, 2024 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,999,187 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2023, the Company had issued 152,432 shares under the 2021 ESPP. As of December 31, 2023, 794,632 shares were available to be issued under the 2021 ESPP, which increased to 1,044,933 shares as of January 1, 2024.

Stock Options

The Company has granted options to purchase shares of common stock to employees and nonexecutive directors pursuant to the 2021 Plan at a weighted average fair value of $0.99 per share and $2.47 per share during the years ended December 31, 2023 and 2022, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the years ended December 31, 2023 and 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,333,434	$8.80	8.09	$1
Granted	783,371	$1.27
Forfeited	(401,919)	$5.77
Expired	(295,580)	$12.39
Outstanding at December 31, 2023	3,419,306	$7.12	7.29	—
Options expected to vest as of December 31, 2023	1,235,761	$2.61	8.56	—
Exercisable at December 31, 2023	2,183,545	$9.68	6.57	—

No stock options were exercised in the year ended December 31, 2023. The aggregate intrinsic value of stock options exercised in the year ended December 31, 2022 was $0.1 million.

The total fair value of options vested during the years ended December 31, 2023 and 2022 was $4.4 million and $8.2 million, respectively.

At December 31, 2023, there was approximately $4.1 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.52 years.

At December 31, 2022, there was approximately $8.8 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.16 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the year ended December 31, 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	215,854	$3.69
Granted	361,597	$1.45
Vested	(298,536)	$2.00
Forfeited	(45,957)	$2.92
Unvested at December 31, 2023	232,958	$2.53

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years.

At December 31, 2023, there was approximately $0.4 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 2.26 years.

At December 31, 2022, there was approximately $0.5 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 2.8 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the years ended December 31, 2023 and 2022:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2022	57,004	$6.94	1.91	$—
Expired	(312)	144	—	—
Outstanding and exercisable at December 31, 2023	56,692	$6.19	1.16	$—

As of December 31, 2023, there was no unrecognized stock-based compensation expense associated with the common stock warrants.

During 2023 and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Year Ended December 31,
	2023	2022
Volatility	93%-97%	94%-97%
Expected term (years)	5.5-7.0	5.5-7.0
Risk-free interest rate	3.6%–4.7%	1.7%-4.2%
Dividend rate	—%	—%
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

Stock-based compensation expense was recorded in the following line items in the consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,022	$1,987
General and administrative	3,432	3,825
Total stock-based compensation expense	$4,454	$5,812

9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the years ended December 31, 2023 and 2022, the Company’s matching contributions were $240 thousand and $326 thousand, respectively.

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

The Company recognized no expense and $103 thousand for the years ended December 31, 2023 and 2022, respectively, relating to the Hope Farms Service Agreement.

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

The Company recognized no expense and $223 thousand for the years ended December 31, 2023 and 2022, respectively, relating to the BSP Service Agreement.

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

11. INCOME TAXES

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Current tax provision	—	—
Deferred:
Federal	(5,749)	(10,351)
State	(4,141)	2,307
Deferred tax benefit	(9,890)	(8,044)
Less change in valuation allowance	9,890	8,044
Total income tax provision	$—	$—

The components of the Company’s loss before income tax expense in comprised solely of domestic sources. The effective income tax rate for the years ended December 31, 2023 and 2022 was different from the federal statutory income tax rate primarily due to the change in valuation allowance against deferred tax assets and permanent differences primarily related to equity based compensation. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	12.1	(4.7)
Non-deductible transactions costs	(1.4)	—
Other	(1.2)	(0.2)
Equity-based compensation	(1.5)	0.5
Change in valuation allowance	(29.0)	(16.6)
Effective income tax rate	— %	— %

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

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Net operating loss carryforwards	$33,322	$27,151
Equity-based compensation	3,340	2,735
Research and development tax credit carryforwards	1,364	1,364
Capitalized R&D expenditures	12,235	9,026
Lease liabilities	1,344	1,433
Other accruals	1,071	1,027
Total deferred tax assets	$52,676	$42,736
Valuation allowance	(51,050)	(41,360)
Net deferred tax assets	$1,626	$1,376

Deferred tax liabilities:
'Right-of-use assets	$(1,626)	$(1,376)
'Total deferred tax liabilities	$(1,626)	$(1,376)
'Net deferred tax assets (liability)	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company believes it could be subject to certain limitations on the utilization of these net operating losses pursuant to Internal Revenue Code Section 382. Therefore, the Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2023 and 2022.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and 2022.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred as of December 31, 2023. An ownership change would restrict its ability to use its NOLs or tax credit carryforwards and could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

The Company’s valuation allowance increased during the year by $9,690 thousand for the year ended December 31, 2023 due primarily to the generation of net operating losses and a $200 thousand change recorded to equity.

As of December 31, 2023, the Company has net operating loss carryforwards for federal and state tax reporting purposes of $134,624 thousand and $78,765 thousand, respectively, a portion of which expire beginning in 2023. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $96,573 thousand have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period. As of December 31, 2023, the Company has research and development tax credit carryforwards of approximately $1,364 thousand, which expire beginning in 2034.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2020 for both federal and state. However, to the extent the Company utilizes net operating losses from years prior to 2020, the statute remains open to the extent of the net operating losses or other credits are utilized.

12. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(34,101)	$(48,588)
Net loss per share—basic and diluted	$(1.22)	$(1.58)
Weighted-average number of shares used in computing net loss per share—basic and diluted	27,952,857	30,703,295

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2023	2022
Stock options to purchase common stock	3,419,306	3,333,434
Unvested restricted stock units	232,958	215,854
Warrants issued to employees and contractor to purchase common stock	56,692	57,004
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

13. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “Restructuring”).

In connection with the Restructuring, the Company incurred expenses within research and development and general and administrative expenses of $0.2 million during the year ended December 31, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Aggregate costs in connection with the Restructuring also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring, including the reduction in workforce in December 2022 and related activities as of December 31, 2023 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring and other costs, net	973	95	1,068
Cash payments	(103)	—	(103)
Balance at December 31, 2022	870	95	965
Restructuring and other costs, net	202	2	204
Cash payments	(1,054)	(71)	(1,125)
Balance at March 31, 2023	18	26	44
Restructuring and other costs, net	12	(20)	(8)
Cash payments	(30)	(6)	(36)
Balance at June 30, 2023	—	—	—
Balance at September 30, 2023	—	—	—
Balance at December 31, 2023	$—	$—	$—

14. SUBSEQUENT EVENTS

Bonus Conversion to Equity

In January 2024, the compensation committee of the board of directors approved a deviation from the usual method of payment of annual bonuses for the Company's executives and other senior management. Approximately one-third of their annual bonuses were paid out in the form of stock options in lieu of cash. As a result, on February 15, 2024, the Company granted options exercisable for 515,586 shares of common stock under the 2021 Plan with a grant date fair value of $0.3 million.