Form 10-Q
period 2024-03-31
Sensei Biotherapeutics, Inc.
filed 2024-05-09
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of May 1, 2024 was 25,080,958.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,956	$13,011
Marketable securities	47,125	52,746
Prepaid expenses	1,884	1,168
Other current assets	269	325
Total current assets	60,234	67,250
Right of use assets - operating leases, net	3,960	4,330
Right of use assets - financing leases, net	1,350	1,543
Property and equipment, net	1,065	1,165
Other non-current assets	86	86
Total assets	$66,695	$74,374
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,000	$1,694
Compensation and employee benefits liabilities	514	1,510
Operating lease liabilities, current	1,607	1,567
Financing lease liabilities, current	871	872
Total current liabilities	4,992	5,643
Operating lease liabilities, non-current	2,590	3,001
Financing lease liabilities, non-current	571	768
Other non-current liabilities	68	67
Total liabilities	8,221	9,479
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 25,073,958 and 25,030,188 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	298,495	296,996
Accumulated deficit	(239,887)	(231,895)
Accumulated other comprehensive loss	(137)	(209)
Total stockholders’ equity	58,474	64,895
Total liabilities and stockholders’ equity	$66,695	$74,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$4,917	$5,204
General and administrative	3,813	5,804
Total operating expenses	8,730	11,008
Loss from operations	(8,730)	(11,008)
Other income (expense):
Interest income	768	969
Interest expense	(28)	(42)
Loss on asset disposal	—	(105)
Other (expense) income, net	(2)	9
Net loss	(7,992)	(10,177)
Net loss per common share, basic and diluted	$(0.32)	$(0.33)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,049,111	30,866,087
Comprehensive loss:
Net loss	$(7,992)	$(10,177)
Other comprehensive items:
Unrealized gain on marketable securities	72	181
Total other comprehensive income	72	181
Total comprehensive loss	$(7,920)	$(9,996)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	1,213	—	—	1,213
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Vesting of restricted stock shares	49,014	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(10,177)	—	(10,177)
Balance at March 31, 2023	30,971,341	$3	$303,641	$(207,971)	$(823)	$94,850

Balance at December 31, 2023	25,030,188	$3	$296,996	$(231,895)	$(209)	$64,895
Stock-based compensation expense	—	—	1,216	—	—	1,216
Issuance of equity in exchange for compensation	—	—	293	—	—	293
Surrender of shares for tax withholding	(12,361)	—	(10)	—	—	(10)
Vesting of restricted stock shares	56,131	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	72	72
Net loss				(7,992)		(7,992)
Balance at March 31, 2024	25,073,958	$3	$298,495	$(239,887)	$(137)	$58,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(7,992)	$(10,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,216	1,213
Depreciation and amortization	137	161
Accretion on marketable securities	(114)	(348)
Non-cash lease expense	370	316
Amortization of financing lease right-of-use assets	194	197
Loss on fixed asset disposition, net	—	96
Changes in operating assets and liabilities:
Prepaid expenses	(716)	(1,580)
Other assets	56	(8)
Accounts payable and accrued liabilities	306	242
Compensation and employee benefits	(703)	(1,577)
Operating lease liabilities	(371)	(307)
Other liabilities	1	36
Net cash used in operating activities	(7,616)	(11,736)
Investing activities
Purchases of property and equipment	(37)	(151)
Purchases of short-term investments	(6,259)	(9,846)
Maturities of short-term investments	12,066	12,300
Proceeds from sale of property and equipment	—	9
Net cash provided by investing activities	5,770	2,312
Financing activities
Principal payments for financing leases	(199)	(186)
Payment of employee restricted stock tax withholdings	(10)	(76)
Net cash used in financing activities	(209)	(262)
Net decrease in cash and cash equivalents	(2,055)	(9,686)
Cash and cash equivalents at beginning of period	13,011	17,795
Cash and cash equivalents at end of period	$10,956	$8,109
Supplemental disclosure of noncash financing information:

Issuance of equity in exchange for compensation included in compensation and employee benefits	$293	$302
Property and equipment disposals included in other assets	$—	$(120)
Initial measurement of operating lease right-of-use assets	$—	$258
Initial measurement of operating lease liabilities	$—	$258
Initial measurement of finance lease right-of-use assets	$1	$—

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

Since its inception, the Company has incurred substantial losses and had a net loss of $8.0 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $239.9 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2024 of $58.1 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”). The condensed consolidated financial statements include those accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to amounts presented in our condensed consolidated statement of cash flows for the three months ended March 31, 2023 to conform to the presentation for the three months ended March 31, 2024.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At March 31, 2024, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU

2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the Company's condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly presented to the Chief Operating Decision Maker ("CODM") and incorporated into each reported segment profit or loss measure. Entities are required to provide both the amount and a detailed description of the composition of other segment items to reconcile them with the segment profit or loss. Furthermore, organizations must disclose the title and position of their CODM. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of incorporating ASU 2023-07 guidance on the Company's condensed unaudited consolidated financial statements and related disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of March 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$12,414	$—	$(14)	$12,400
Corporate bonds	29,848	3	(14)	29,837
U.S. Government agencies	5,000	—	(112)	4,888
Total	$47,262	3	$(140)	$47,125

As of March 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of March 31, 2024, $0.1 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2024.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Research equipment	$2,144	$2,107
Office equipment and furniture	532	532
Leasehold improvement	253	253
Total property and equipment	2,929	2,892
Less accumulated depreciation and amortization	(1,864)	(1,727)
Property and equipment, net	$1,065	$1,165

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $137 thousand and $161 thousand, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$10,179	$—	$—	$10,179
Investments:
Commercial paper	—	12,400	—	12,400
Corporate bonds	—	29,837	—	29,837
U.S. Government agencies	—	4,888	—	4,888
Total	$10,179	$47,125	$—	$57,304

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2024 and 2023.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2024, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease has an effective end date of December 31, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $94 thousand of income related to the Sublease for the three months ended March 31, 2024.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31,
2024
Lease Cost:
Amortization of finance right-of-use assets	$194
Interest on finance lease liabilities	28
Operating lease cost	462
Variable lease cost	154
Total lease costs	838
Operating Sublease income	(94)
Total lease costs, net	$744

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2024 (in thousands, except lease term and discount rate):

Three Months Ended March 31,
2024
Other Operating Lease Information:
Operating cash flows for operating leases	$462
Operating cash flows for operating subleases	$(98)
Operating cash flows for finance leases	$28
Financing cash flows from finance leases	$199

Weighted average remaining lease term
Operating leases	2.5 years
Financing leases	1.8 years

Weighted average discount rate
Operating leases	7.7%
Financing leases	8.3%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2024 (in thousands):

	Operating	Financing
2024	$1,397	$675
2025	1,736	757
2026	1,413	107
2027	59	—
Total future minimum lease payments	$4,605	$1,539
Less amount representing interest	408	97
Total lease liabilities	$4,197	$1,442

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the three months ended March 31, 2024 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	412,262	$9.81	3.71	$—
Outstanding at March 31, 2024	412,262	$9.81	3.46	$—

Share Purchase Agreements

On May 23, 2023, the Company entered into a stock purchase agreement with Apeiron Investment Group Ltd., Presight Sensei Co-Invest Fund, L.P., Presight Sensei Co-Invest Management, L.L.C., Christian Angermayer, Apeiron SICAV Ltd. - Presight Capital Fund ONE, and Altarius Asset Management Ltd. (collectively, the “Apeiron Parties”) (the “Apeiron Purchase Agreement”). Pursuant to the Apeiron Purchase Agreement, the Company acquired 4,454,248 shares of its common stock (“Shares”) from the Apeiron Parties at a purchase price of $1.58 per share. The closing of the acquisition (the “Closing”) occurred on June 1, 2023, pursuant to which the Company paid approximately $7.8 million in the aggregate to the Aperion Parties, including $0.75 million for costs related to the negotiation and execution of the Apeiron Purchase Agreement. The acquired Shares were subsequently retired and cancelled.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of March 31, 2024.

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021 and the Company’s stockholders on January 28, 2021, and became effective on the execution of the underwriting agreement related to the Company's initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. In December 2023, the Company's board of directors determined that the automatic increase of available shares for calendar year 2024 would be reduced from 4.0% to 2.0% of the Company's capital stock. As a result, on January 1, 2024 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,999,187 shares. As of March 31, 2024, 1,610,995 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2024, the Company had issued 152,432 shares under the 2021 ESPP. As of March 31, 2024, 1,044,933 shares were available to be issued under the 2021 ESPP. The Company recognized no share-based compensation expense related to the ESPP for the three months ended March 31, 2024.

Stock Options

During 2023, the Company has granted options to purchase shares of common stock to employees and non-employee directors pursuant to the 2021 Plan at a weighted average fair value of $0.59 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the three months ended March 31, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,419,306	$7.12	7.29	$—
Granted	1,421,576	$0.78
Forfeited	(25,518)	$11.84
Outstanding at March 31, 2024	4,815,364	$5.22	7.78	$423
Options expected to vest as of March 31, 2024	1,860,763	$1.27	9.11	$286
Exercisable at March 31, 2024	2,954,601	$7.71	6.94	$137

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2024. There were no stock options exercised in the three months ended March 31, 2024.

The grant date fair value of options vested during the three months ended March 31, 2024 and 2023 was $1.2 million and $1.4 million, respectively.

At March 31, 2024, there was $3.8 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.71 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the three months ended March 31, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	232,958	$2.53
Vested	(63,131)	$2.91
Forfeited	(7,866)	$2.55
Unvested at March 31, 2024	161,961	$2.38

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the three months ended March 31, 2024.

At March 31, 2024, there was approximately $0.3 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the three months ended March 31, 2024:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2023	56,692	$6.19	1.16	$—
Outstanding and exercisable at March 31, 2024	56,692	$6.19	0.91	$—

As of March 31, 2024 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the three months ended March 31, 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	Three Months Ended March 31,
	2024	2023
Volatility	91%-93%	93.0%
Expected term (years)	5.0-6.0	6.0-7.0
Risk-free interest rate	3.9%–4.2%	3.6%-4.0%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$339	$292
General and administrative	877	921
Total stock-based compensation expense	$1,216	$1,213

9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended March 31, 2024 and 2023, the Company’s matching contributions were $82 thousand and $89 thousand, respectively.

10. RELATED-PARTY TRANSACTIONS

Purchase Agreement - Apeiron Investment Group

On May 23, 2023, the Company entered into the Apeiron Purchase Agreement with the Apeiron Parties, pursuant to which the Company agreed to purchase 4,454,248 shares of the Company’s common stock from certain of the Apeiron Parties for a purchase price of $1.58 per share. The closing of the purchase transaction was completed on June 1, 2023, pursuant to which the Company paid approximately $7.8 million in the aggregate to the Aperion Parties, including $0.75 million for costs related to the negotiation and execution of the Purchase Agreement. Prior to the closing, certain of the Apeiron Parties beneficially owned more than 5% of the Company's outstanding shares of common stock. Following the closing, the Apeiron Parties owned no outstanding shares of the Company’s common stock. The price per share and the transaction were unanimously approved by the independent directors of the Company’s board of directors.

Under the terms of the Apeiron Purchase Agreement, the Apeiron Parties agreed to withdraw their notice of intent to nominate director candidates for election to the Company’s board of directors at the 2023 annual meeting of stockholders. The Apeiron Parties additionally agreed to customary standstill restrictions, including an agreement to not acquire any additional shares of the Company’s voting securities or any of the Company’s indebtedness until the date that is the earlier of (i) four years from the date of the Apeiron Purchase Agreement and (ii) 30 days prior to the nomination deadline for the nomination of director candidates for election to the Company’s board of directors at the Company’s 2027 annual meeting of stockholders

Purchase Agreement - Cambrian BioPharma, Inc.

On July 31, 2023, the Company entered into the Cambrian Purchase Agreement, pursuant to which the Company agreed to repurchase 1,587,302 shares of its common stock from Cambrian, a beneficial owner of more than 5% of the Company’s outstanding shares of common stock, at a purchase price of $1.26 per share and for an aggregate purchase price of approximately $2 million. The transaction closed on August 15, 2023 and the 1,587,302 repurchased shares were retired and cancelled on or about the date of the closing. James Peyer, a director of the Company, is the CEO of Cambrian. The price per share and the transaction were unanimously approved by the independent directors of the Company’s board of directors.

Under the terms of the Cambrian Purchase Agreement, Cambrian agreed to vote, until thirty days prior to the deadline for delivery of notice for the nomination of director candidates for election to the Company’s board of directors at the Company’s 2025 annual meeting of stockholders (the “Effective Period”), all of Cambrian’s shares of the Company’s common stock at all meetings of stockholders, as well as in any consent solicitations of the Company’s stockholders, in accordance with the board’s recommendations. In the event that Institutional Shareholder Services, Inc. and Glass Lewis & Co., LLC recommend otherwise with respect to any Company proposals (other than the election or removal of directors), Cambrian will be permitted to vote in accordance with such recommendations. Under the terms of the Cambrian Purchase Agreement, Cambrian has also agreed to certain standstill restrictions during the Effective Period including, among other things, with respect to nominating persons for election to the board of directors, submitting any stockholder proposal for consideration at any stockholder meeting, soliciting any proxies, and conducting any “withhold” or similar campaign.

11. INCOME TAXES

The Company recorded no provision for income taxes for the three months ended March 31, 2024 and 2023.

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

On August 16, 2022, the IRA was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of March 31, 2024.

12. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(7,992)	$(10,177)
Net loss per share—basic and diluted	$(0.32)	$(0.33)
Weighted-average number of shares used in computing net loss per share—basic and diluted	25,049,111	30,866,087

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	4,815,364	3,742,702
Unvested restricted stock units	161,961	270,162
Warrants issued to employees and contractor to purchase common stock	56,692	56,692
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

13. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “Restructuring”).

In connection with the Restructuring, the Company incurred no expenses during the three months ended March 31, 2024.

The Company incurred $0.2 million of expenses within research and development and general and administrative expenses during the three months ended March 31, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support. These costs were accrued as a liability in December 2022 and settled during the three months ended March 31, 2023. Aggregate costs in connection with the Restructuring also included certain contract termination costs.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024.

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
o
We have completed enrollment in the dose escalation portion of the Phase 1/2 clinical trial, enrolling 16 patients in the monotherapy arm and 18 patients in the combination arm.
o
In the monotherapy dose escalation arm, patients have cleared all planned dosing cohorts of 0.3, 1, 3, 10, and 15 mg/kg. In the combination dose escalation arm, patients have cleared all planned dosing cohorts of 3, 10, and 15 mg/kg of SNS-101 plus Libtayo.
o
No dose limiting toxicities were observed in either the monotherapy or combination dose escalation arms.
o
We plan to present topline clinical data from the monotherapy and combination dose escalation portion of the Phase 1/2 trial in a poster presentation at the upcoming 2024 American Society of Clinical Oncology (ASCO) Annual Meeting taking place in Chicago, Illinois, from May 31, 2024 to June 4, 2024.
•
SNS-102 is our conditionally active monoclonal antibody targeting VSIG4 (V-Set and Immunoglobulin Domain Containing 4), an immune checkpoint often expressed on macrophages. We have selected a product candidate that is 585-fold more selective for VSIG4 at low pH conditions. Various potential counter-receptors have been provisionally identified and are currently in the process of being refined and confirmed.
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

In January 2024, we announced the expansion of the Phase 1/2 clinical trial of SNS-101 to include additional patients in a more focused set of indications. Prior to initiating the Phase 2 portion, we plan to enroll up to an aggregate of 40 additional patients across both the monotherapy and combination arms to further optimize the Phase 2 trial design. In the monotherapy expansion arm, we are enrolling up to 10 patients with microsatellite stable (MSS) colorectal cancer (CRC) at a dose level of 15 mg/kg. In the combination expansion arm, we are enrolling up to 30 patients with MSS CRC, Head and Neck cancer, non-small cell lung cancer, and melanoma at a dose level of 15 mg/kg plus Libtayo. Enrollment in the expansion cohorts has commenced, and we are considering enrolling additional patients with other tumor types and/or at other dose levels for both the monotherapy and combination expansion arms. We expect to report initial data from the expansion cohorts and hold an end-of-Phase 1 meeting with the FDA by the end of 2024.

In connection with the expansion of the Phase 1/2 trial of SNS-101, we paused the IND-enabling studies originally planned for our next TMAb product candidate. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. Preclinical work on our TMAb product candidates to characterize selected lead antibodies, including their mechanisms of action, and target biology is expected to continue throughout 2024. We plan to continue reviewing our financial resources with the expectation that IND-enabling studies for additional TMAb product candidates will resume if we raise sufficient additional capital.

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

We have incurred significant operating losses over the last several years. Our net loss was $8.0 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $239.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$4,917	$5,204	$(287)
General and administrative	3,813	5,804	(1,991)
Total operating expenses	8,730	11,008	(2,278)
Loss from operations	(8,730)	(11,008)	2,278
Total other income	738	831	(93)
Net loss	$(7,992)	$(10,177)	$2,185

Research and Development Expenses

Research and development expenses were $4.9 million for the three months ended March 31, 2024, compared to $5.2 million for the three months ended March 31, 2023. The decrease of $0.3 million was primarily attributable to $0.6 million lower manufacturing related expense, $0.5 million of lower costs for preclinical research, $0.3 million of lower facilities expense and $0.3 million of less consulting fees, primarily offset by $0.7 million of higher expense associated with clinical trials, $0.6 million of increased outside research fees and $0.1 million higher expense relating to relating to lab supply purchases.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2024, compared to $5.8 million for the three months ended March 31, 2023. The decrease of $2.0 million was primarily attributable to $1.5 million of lower external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, $0.2 million less expense for directors and officers insurance, $0.2 million of lower expense for outside services, $0.1 million of lower personnel costs, including stock-based compensation and incentives, $0.1 million of less consulting fees and $0.1 million related to lower restructuring costs, partially offset by $0.2 million of higher facilities expense.

Other Income

Other income was $0.7 million for the three months ended March 31, 2024, compared to other income of $0.8 million for the three months ended March 31, 2023. The other income decrease of $0.1 million was primarily related to a $0.2 million decrease in interest income offset by a $0.1 million increase related to disposals of equipment.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $58.1 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $8.0 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $239.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(7,616)	$(11,736)
Net cash provided by investing activities	5,770	2,312
Net cash used in financing activities	(209)	(262)
Net decrease in cash and cash equivalents	$(2,055)	$(9,686)

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $7.6 million, primarily resulting from our $8.0 million net loss and a $1.4 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $1.8 million, primarily related to $1.2 million of stock compensation expense, $0.4 million of non-cash lease expense, $0.2 million for amortization of financing lease right-of-use assets, and $0.1 million for depreciation and amortization, partially offset by $0.1 million of accretion on marketable securities. During the three months ended March 31, 2023, net cash used in operating activities was $11.7 million, primarily resulting from our $10.2 million net loss and a $3.2 million increase in our operating assets and liabilities partially offset by increases in non-cash charges of $1.6 million which included $1.2 million of stock compensation expense, $0.3 million of non-cash lease expense, $0.2 million related to amortization on financing lease right-of-use assets and $0.2 million depreciation and amortization, partially offset by $0.3 million of accretion on marketable securities.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $5.8 million, primarily due to $12.1 million in maturities of short-term investments, partially offset by $6.3 million in purchases of short-term investments. During the three months ended March 31, 2023, net cash provided by investing activities was $2.3 million primarily due to $12.3 million in sales and maturities of short-term investments, partially offset by $9.8 million in purchases of short-term investments and $0.2 million in purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $0.2 million, primarily consisting of $0.2 million of principal payments under our financing leases. During the three months ended March 31, 2023, net cash used in financing activities was $0.3 million, primarily from $0.2 million of principal payments under our financing leases and $0.1 million for the payment of equity related tax withholdings on behalf of employees.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of March 31, 2024, we had operating lease payment obligations of $4.6 million, with $1.4 million payable for the remainder of 2024. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of our adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of March 31, 2024, we had finance lease payment obligations of $1.5 million, with $0.7 million payable for the remainder of 2024. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K, as filed with the SEC on February 29, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. Our net loss was $8.0 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $239.9 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

As of May 1, 2024, we had 27 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

As of May 1, 2024, we believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Appointment of John Celebi as Principal Financial Officer and Principal Accounting Officer

On May 7, 2024, our board of directors appointed John Celebi, our Chief Executive Officer, as our principal financial officer and principal accounting officer, effective as of such date. The board of directors appointed Mr. Celebi to serve as our principal financial officer and principal accounting officer until the day after the filing of this Report. Biographical information for Mr. Celebi is available in our proxy statement filed with the Securities and Exchange Commission on April 29, 2024 in connection with our 2024 annual meeting of stockholders, such information being incorporated herein by reference.

Appointment of David Gaiero as Principal Financial Officer and Principal Accounting Officer

On May 7, 2024, our board of directors appointed David Gaiero as our principal financial officer and principal accounting officer, effective as of the day after the filing of this Report.

Mr. Gaiero, age 46, currently serves as a partner with Monomoy Advisors, LLC ("Monomoy Advisors"), a financial advisory services firm. Mr. Gaiero served as Chief Financial Officer of Cyteir Therapeutics, Inc. from January 2023 to May 2024 and previously as their Vice President of Finance from December 2020 until January 2023. Prior to joining Cyteir, Mr. Gaiero served in various roles at Wave Life Sciences from 2017 to 2020, most recently serving as Interim Chief Financial Officer and prior to that, serving as Vice President and Corporate Controller. Prior to joining Wave, from 2015 to 2017, Mr. Gaiero served as Vice President and Corporate Controller of OvaScience, Inc. Prior to that, Mr. Gaiero held various positions of increasing responsibility and scope in finance and accounting at iRobot Corporation. Mr. Gaiero began his career in public accounting at PricewaterhouseCoopers LLP. Mr. Gaiero received a B.B.A. in Accounting from the University of Massachusetts, Amherst, and is a Certified Public Accountant in Massachusetts.

In connection with Mr. Gaiero's appointment as our principal financial officer and principal accounting officer, we amended an existing services agreement with Monomoy Advisors, pursuant to which Mr. Gaiero will be made available to us on a part-time basis at the rate of $13,000 per month. Under the amended services agreement, Mr. Gaiero will fulfill duties and responsibilities typical of an interim Chief Financial Officer. The foregoing description of the amended services agreement is not complete and is qualified in its entirety by reference to the services agreement, as amended, which is filed herewith as Exhibit 10.4 and incorporated by reference herein.

The selection of Mr. Gaiero to serve as principal financial officer and principal accounting officer was not pursuant to any arrangement or understanding between him and any other person. Mr. Gaiero has no family relationship with any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

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

10.1*	Amended and Restated Non-Employee Director Compensation Policy
10.2*#	Consulting Agreement, by and between Sensei Biotherapeutics, Inc. and Erin Colgan, dated as of April 11, 2024.
10.3

Second Amendment to Stockholder Rights Agreement, dated as of March 5, 2024, by and between Sensei Biotherapeutics, Inc. and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on March 5, 2024).

10.4*#	Amendment No. 1 to Services Agreement, by and between Sensei Biotherapeutics, Inc. and Monomy Advisors, LLC, dated May 7, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	May 9, 2024	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer Principal Financial Officer