Form 10-Q
period 2024-06-30
Sensei Biotherapeutics, Inc.
filed 2024-08-06
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of August 2, 2024 was 25,151,129.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,891	$13,011
Marketable securities	40,398	52,746
Prepaid expenses	1,513	1,168
Other current assets	142	325
Total current assets	53,944	67,250
Right of use assets - operating leases, net	3,573	4,330
Right of use assets - financing leases, net	1,157	1,543
Property and equipment, net	1,038	1,165
Other non-current assets	87	86
Total assets	$59,799	$74,374
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,646	$1,694
Compensation and employee benefits liabilities	848	1,510
Operating lease liabilities, current	1,591	1,567
Financing lease liabilities, current	864	872
Total current liabilities	4,949	5,643
Operating lease liabilities, non-current	2,214	3,001
Financing lease liabilities, non-current	377	768
Other non-current liabilities	67	67
Total liabilities	7,607	9,479
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; zero shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 25,124,333 and 25,030,188 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	299,311	296,996
Accumulated deficit	(247,029)	(231,895)
Accumulated other comprehensive loss	(93)	(209)
Total stockholders’ equity	52,192	64,895
Total liabilities and stockholders’ equity	$59,799	$74,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,584	$4,784	$9,501	$9,988
General and administrative	3,203	5,393	7,016	11,197
Total operating expenses	7,787	10,177	16,517	21,185
Loss from operations	(7,787)	(10,177)	(16,517)	(21,185)
Other income (expense):
Interest income	669	952	1,437	1,921
Interest expense	(24)	(38)	(52)	(80)
Loss on asset disposal	—	(191)	—	(296)
Other income (expense), net	—	68	(2)	77
Net loss	(7,142)	(9,386)	(15,134)	(19,563)
Net loss per common share, basic and diluted	$(0.28)	$(0.31)	$(0.60)	$(0.64)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,104,439	30,507,018	25,076,775	30,685,561
Comprehensive loss:
Net loss	$(7,142)	$(9,386)	$(15,134)	$(19,563)
Other comprehensive items:
Unrealized gain on marketable securities	44	274	116	455
Total other comprehensive income	44	274	116	455
Total comprehensive loss	$(7,098)	$(9,112)	$(15,018)	$(19,108)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	1,213	—	—	1,213
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Vesting of restricted stock shares	49,014	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(10,177)	—	(10,177)
Balance at March 31, 2023	30,971,341	3	303,641	(207,971)	(823)	94,850
Stock-based compensation expense	—	—	1,095	—	—	1,095
Employee stock purchase plan expense	25,964	—	31	—	—	31
Purchase agreement, net of issuance costs and excise tax	(4,454,248)	—	(7,663)	—	—	(7,663)
Vesting of restricted stock shares	40,762	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	274	274
Net loss	—	—	—	(9,386)	—	(9,386)
Balance at June 30, 2023	26,583,819	$3	$297,104	$(217,357)	$(549)	$79,201

Balance at December 31, 2023	25,030,188	$3	$296,996	$(231,895)	$(209)	$64,895
Stock-based compensation expense	—	—	1,216	—	—	1,216
Issuance of equity in exchange for compensation	—	—	293	—	—	293
Surrender of shares for tax withholding	(12,361)	—	(10)	—	—	(10)
Vesting of restricted stock shares	56,131	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	72	72
Net loss	—	—	—	(7,992)	—	(7,992)
Balance at March 31, 2024	25,073,958	3	298,495	(239,887)	(137)	58,474
Stock-based compensation expense	—	—	795	—	—	795
Employee stock purchase plan expense	43,375	—	21	—	—	21
Vesting of restricted stock shares	7,000	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	44	44
Net loss	—	—	—	(7,142)	—	(7,142)
Balance at June 30, 2024	25,124,333	$3	$299,311	$(247,029)	$(93)	$52,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(15,134)	$(19,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,011	2,308
Depreciation and amortization	272	299
Accretion on marketable securities	(359)	(690)
Non-cash lease expense	757	669
Amortization of financing lease right-of-use assets	387	391
Loss on fixed asset disposition, net	—	296
Changes in operating assets and liabilities:
Prepaid expenses	(345)	(909)
Other assets	183	71
Accounts payable and accrued liabilities	(48)	(2,021)
Compensation and employee benefits	(369)	(1,445)
Operating lease liabilities	(763)	(679)
Other liabilities	—	74
Net cash used in operating activities	(13,408)	(21,199)
Investing activities
Purchases of property and equipment	(146)	(180)
Purchases of short-term investments	(17,993)	(9,848)
Maturities of short-term investments	30,816	31,700
Proceeds from sale of property and equipment	—	166
Net cash provided by investing activities	12,677	21,838
Financing activities
Principal payments for financing leases	(400)	(375)
Payment of employee restricted stock tax withholdings	(10)	(76)
Employee stock purchase plan proceeds	21	31
Payments for repurchase of common stock	—	(7,788)
Net cash used in financing activities	(389)	(8,208)
Net decrease in cash and cash equivalents	(1,120)	(7,569)
Cash and cash equivalents at beginning of period	13,011	17,795
Cash and cash equivalents at end of period	$11,891	$10,226
Supplemental disclosure of noncash financing information:

Share repurchase issuance costs	$—	$(410)
Issuance of equity in exchange for compensation included in compensation and employee benefits	$293	$302
Initial measurement of operating lease right-of-use assets	$—	$331
Initial measurement of operating lease liabilities	$—	$331
Initial measurement of finance lease right-of-use assets	$1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”) is an immuno-oncology company that was incorporated in 1999 as a Maryland corporation until being incorporated in Delaware on December 1, 2017. The Company is focused on the discovery and development of next-generation therapeutics for cancer patients.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $15.1 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $247.0 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2024 of $52.3 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At June 30, 2024, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Construction in progress represents property and equipment that has been received but not yet placed into service and is not depreciated until the asset is placed in service.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of June 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$21,920	$—	$(25)	$21,895
Corporate bonds	13,571	1	(8)	13,564
U.S. Government agencies	5,000	—	(61)	4,939
Total	$40,491	1	$(94)	$40,398

As of June 30, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of June 30, 2024, $0.1 million of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2024.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Research equipment	$2,143	$2,107
Office equipment and furniture	532	532
Leasehold improvement	253	253
Construction in progress	109	—
Total property and equipment	3,037	2,892
Less accumulated depreciation and amortization	(1,999)	(1,727)
Property and equipment, net	$1,038	$1,165

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $135 thousand and $138 thousand, respectively, and for the six months ended June 30, 2024 and 2023 was $272 thousand and $299 thousand, respectively.

The construction in progress is related to research equipment received but not yet installed.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$11,115	$—	$—	$11,115
Investments:
Commercial paper	—	21,895	—	21,895
Corporate bonds	—	13,564	—	13,564
U.S. Government agencies	—	4,939	—	4,939
Total	$11,115	$40,398	$—	$51,513

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2024 and 2023.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2024, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease has an effective end date of December 31, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $191 thousand of income related to the Sublease for the six months ended June 30, 2024.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the six months ended June 30, 2024 (in thousands):

Six Months Ended June 30,
2024
Lease Cost:
Amortization of finance right-of-use assets	$387
Interest on finance lease liabilities	52
Operating lease cost	924
Variable lease cost	342
Total lease costs	1,705
Operating Sublease income	(191)
Total lease costs, net	$1,514

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the six months ended June 30, 2024 (in thousands, except lease term and discount rate):

Six Months Ended June 30,
2024
Other Operating Lease Information:
Operating cash flows for operating leases	$929
Operating cash flows for operating subleases	$(199)
Operating cash flows for finance leases	$52
Financing cash flows from finance leases	$400

Weighted average remaining lease term
Operating leases	2.3 years
Financing leases	1.6 years

Weighted average discount rate
Operating leases	7.7%
Financing leases	8.4%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2024 (in thousands):

	Operating	Financing
2024	$930	$449
2025	1,736	757
2026	1,413	107
2027	59	—
Total future minimum lease payments	$4,138	$1,313
Less amount representing interest	333	72
Total lease liabilities	$3,805	$1,241

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the six months ended June 30, 2024 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	412,262	$9.81	3.71	$—
Outstanding at June 30, 2024	412,262	$9.81	3.21	$—

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of June 30, 2024.

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021 and the Company’s stockholders on January 28, 2021, and became effective on the execution of the underwriting agreement related to the Company's initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. In December 2023, the Company's board of directors determined that the automatic increase of available shares for calendar year 2024 would be reduced from 4.0% to 2.0% of the Company's capital stock. As a result, on January 1, 2024 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,999,187 shares. As of June 30, 2024, 1,834,759 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which began automatically increasing on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2024, the Company had issued 195,807 shares under the 2021 ESPP. As of June 30, 2024, 1,001,558 shares were available to be issued under the 2021 ESPP. The Company recognized $4 thousand of share-based compensation expense related to the ESPP for the six months ended June 30, 2024.

Stock Options

During 2024, the Company has granted options to purchase shares of common stock to employees and non-employee directors pursuant to the 2021 Plan at a weighted average fair value of $0.58 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the six months ended June 30, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,419,306	$7.12	7.29	$—
Granted	1,598,646	$0.82
Forfeited	(330,560)	$3.00
Expired	(66,774)	$14.36
Outstanding at June 30, 2024	4,620,618	$5.13	7.16	$—
Options expected to vest as of June 30, 2024	1,605,141	$0.59	9.04	$—
Exercisable at June 30, 2024	3,015,477	$7.54	6.16	$—

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2024. There were no stock options exercised in the six months ended June 30, 2024.

The grant date fair value of options vested during the six months ended June 30, 2024 and 2023 was $2.0 million and $2.5 million, respectively.

At June 30, 2024, there was $2.7 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.55 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the six months ended June 30, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	232,958	$2.53
Vested	(63,131)	$2.91
Forfeited	(36,884)	$2.54
Unvested at June 30, 2024	132,943	$2.34

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the six months ended June 30, 2024.

At June 30, 2024, there was approximately $0.2 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the six months ended June 30, 2024:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2023	56,692	$6.19	1.16	$—
Outstanding and exercisable at June 30, 2024	56,692	$6.19	0.66	$—

As of June 30, 2024 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the six months ended June 30, 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Six Months Ended June 30,
	2024	2023
Volatility	91%-94%	93-95%
Expected term (years)	5.0-6.0	6.0-7.0
Risk-free interest rate	3.9%–4.6%	3.6%-4.1%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$226	$260	$565	$552
General and administrative	569	835	1,446	1,756
Total stock-based compensation expense	$795	$1,095	$2,011	$2,308

9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended June 30, 2024 and 2023, the Company’s matching contributions were $58 thousand and $57 thousand, respectively. During the six months ended June 30, 2024 and 2023, the Company’s matching contributions were $140 thousand and $146 thousand, respectively.

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

11. INCOME TAXES

The Company recorded no provision for income taxes for the six months ended June 30, 2024 and 2023.

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

12. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(7,142)	$(9,386)	$(15,134)	$(19,563)
Net loss per share—basic and diluted	$(0.28)	$(0.31)	$(0.60)	$(0.64)
Weighted-average number of shares used in computing net loss per share—basic and diluted	25,104,439	30,507,018	25,076,775	30,685,561

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Six Months Ended June 30,
	2024	2023
Stock options to purchase common stock	4,620,618	3,346,491
Unvested restricted stock units	132,943	196,980
Warrants issued to employees and contractor to purchase common stock	56,692	56,692
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

13. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “Restructuring”).

In connection with the Restructuring, the Company incurred no expenses during the six months ended June 30, 2024.

The Company incurred $0.2 million of expenses within research and development and general and administrative expenses during the six months ended June 30, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support. These costs were accrued as a liability in December 2022 and settled during the six months ended June 30, 2023. Aggregate costs in connection with the Restructuring also included certain contract termination costs.

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
o
In May 2024, we presented clinical data from the dose escalation portion of the trial at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, IL. Data were presented from a total of 34 patients who received SNS-101 once every 3 weeks, with 16 patients in the monotherapy arm and 18 patients in the combination arm. The majority of patients (85%) had a tumor type that is typically unresponsive to PD-1 monotherapy.
o
As of the April 30, 2024 data cutoff:
▪
SNS-101 was well tolerated alone and in combination with cemiplimab, with no dose-limiting toxicities observed. The majority of AEs were Grade 1 or 2 in severity. Two patients experienced Grade 1 cytokine release syndrome (CRS), one in monotherapy and one in combination, both at the highest dose of SNS-101. Both cases were mild and manageable, demonstrating that SNS-101 has the potential to overcome a key hurdle that hindered first-generation VISTA-targeting approaches. Four patients in the combination cohort experienced immune-mediated events. There were also no significant changes to key inflammatory cytokine levels, including interferon gamma, interleukin-6, interleukin-10, interleukin-8, TNF-alpha, and CCL5-RANTES, across cohorts.
▪
SNS-101 demonstrated a potentially best-in-class pharmacokinetic (PK) profile with linear elimination kinetics and dose-proportional increases in exposure, supporting once every three week dosing.
▪
One microsatellite stable (MSS) endometrial cancer patient that received SNS-101 plus cemiplimab had a confirmed partial response (59% decrease) and as of April 30, 2024 remained on study at 30+ weeks; one MSS colorectal cancer patient that received SNS-101 plus cemiplimab remained on study for 18 weeks and had tumor regression of 27%; one pembrolizumab-resistant renal cell carcinoma patient that received SNS-101 plus cemiplimab remained on study for 12 weeks and had tumor regression of 18%; and one pembrolizumab-resistant human papillomavirus (HPV)+ head and neck cancer patient that received SNS-101 as monotherapy remained on study for 12 weeks and had tumor regression of 17%.

o
Patient enrollment is advancing in the dose expansion portion of the Phase 1/2 study, which is now expected to enroll an aggregate of 50 to 70 patients. In the combination arm, in addition to dosing patients with 15mg/kg of SNS-101 we plan to dose patients with 3mg/kg of SNS-101 to further optimize the Phase 2 study design.
o
We expect to report initial data from the dose expansion cohorts and hold an end-of-Phase 1 meeting with the FDA by the end of 2024.
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

In January 2024, we announced the expansion of the Phase 1/2 clinical trial of SNS-101 to include additional patients in a more focused set of indications. Prior to initiating the Phase 2 portion, we now plan to enroll up to an aggregate of 50 to 70 additional patients across both the monotherapy and combination arms to further optimize the Phase 2 trial design. In connection with the expansion of the Phase 1/2 trial of SNS-101, we paused the IND-enabling studies originally planned for our next TMAb product candidate. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. Preclinical work on our TMAb product candidates to characterize selected lead antibodies, including their mechanisms of action, and target biology is expected to continue throughout 2024. We plan to continue reviewing our financial resources with the expectation that IND-enabling studies for additional TMAb product candidates will resume if we raise sufficient additional capital.

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

We have incurred significant operating losses over the last several years. Our net loss was $15.1 million and $19.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $247.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$4,584	$4,784	$(200)
General and administrative	3,203	5,393	(2,190)
Total operating expenses	7,787	10,177	(2,390)
Loss from operations	(7,787)	(10,177)	2,390
Total other income	645	791	(146)
Net loss	$(7,142)	$(9,386)	$2,244

Research and Development Expenses

Research and development expenses were $4.6 million for the three months ended June 30, 2024, compared to $4.8 million for the three months ended June 30, 2023. The decrease of $0.2 million was primarily attributable to $0.7 million of decreased outside research fees, $0.3 million of lower costs for preclinical research, $0.2 million of less consulting fees and $0.1 million of lower facilities expense, partially offset by $0.9 million higher expense associated with clinical trials and $0.2 million of higher personnel costs, including stock-based compensation and incentives.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended June 30, 2024, compared to $5.4 million for the three months ended June 30, 2023. The decrease of $2.2 million was primarily attributable to $1.6 million of lower external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, $0.4 million of lower personnel costs, including stock-based compensation and incentives and $0.2 million less expense for directors and officers insurance.

Other Income

Other income was $0.6 million for the three months ended June 30, 2024, compared to other income of $0.8 million for the three months ended June 30, 2023. The other income decrease of $0.1 million was primarily related to a $0.2 million decrease in interest income offset by a $0.1 million related to a loss on disposals of equipment in 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$9,501	$9,988	$(487)
General and administrative	7,016	11,197	(4,181)
Total operating expenses	16,517	21,185	(4,668)
Loss from operations	(16,517)	(21,185)	4,668
Total other income	1,383	1,622	(239)
Net loss	$(15,134)	$(19,563)	$4,429

Research and Development Expenses

Research and development expenses were $9.5 million for the six months ended June 30, 2024, compared to $10.0 million for the six months ended June 30, 2023. The decrease of $0.5 million was primarily attributable to $0.8 million of lower costs for preclinical research, $0.6 million lower manufacturing related expense, $0.5 million of less consulting fees, $0.4 million of lower facilities expense, $0.1 million of lower outside research fees, $0.1 million of less licensing fees and $0.1 million of lower restructuring costs, primarily offset by $1.7 million of higher expense associated with clinical trials, $0.3 million of higher personnel costs, including stock-based compensation and incentives, and $0.1 million higher expense relating to lab supply purchases.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the six months ended June 30, 2024, compared to $11.2 million for the six months ended June 30, 2023. The decrease of $4.2 million was primarily attributable to $3.0 million of lower external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, $0.6 million of lower personnel costs, including stock-based compensation and incentive, $0.4 million less expense for directors and officers insurance, $0.2 million of lower consulting costs, $0.1 million lower restructuring costs and $0.1 million of lower expense for outside services, partially offset by $0.2 million of higher facilities expense.

Other Income

Other income was $1.4 million for the six months ended June 30, 2024, compared to other income of $1.6 million for the six months ended June 30, 2023. The other income decrease of $0.2 million was primarily related to a $0.4 million decrease in interest income offset by a $0.2 million increase related to disposals of equipment.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $52.3 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Our net loss was $15.1 million and $19.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $247.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(13,408)	$(21,199)
Net cash provided by investing activities	12,677	21,838
Net cash used in financing activities	(389)	(8,208)
Net decrease in cash and cash equivalents	$(1,120)	$(7,569)

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $13.4 million, primarily resulting from our $15.1 million net loss and a $1.3 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $3.1 million, primarily related to $2.0 million of stock compensation expense, $0.8 million of non-cash lease expense, $0.4 million for amortization of financing lease right-of-use assets, and $0.3 million for depreciation and amortization, partially offset by $0.4 million of accretion on marketable securities. During the six months ended June 30, 2023, net cash used in operating activities was $21.2 million, primarily resulting from our $19.6 million net loss and a $4.9 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $3.3 million primarily related to $2.3 million of stock compensation expense, $0.7 million of non-cash lease expense, $0.4 million for amortization of financing lease right-of-use assets, $0.3 million relating to fixed asset disposition and $0.3 million for depreciation and amortization, primarily offset by $0.7 million of accretion on marketable securities.

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $12.7 million, primarily due to $30.8 million in maturities of short-term investments, partially offset by $18.0 million in purchases of short-term investments and $0.1 million of purchases of property and equipment. During the six months ended June 30, 2023, net cash provided by investing activities was $21.8 million primarily due to $31.7 million in maturities of short-term investments and $0.2 million for proceeds from the sale of equipment, partially offset by $9.8 million in purchases of short-term investments and $0.2 million in purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $0.4 million, primarily consisting of $0.4 million of principal payments under our financing leases. During the six months ended June 30, 2023, net cash used in financing activities was $8.2 million, primarily from $7.8 million of payments relating to the repurchase of shares of our common stock and $0.4 million of principal payments under our financing leases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing balances of cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of June 30, 2024, we had operating lease payment obligations of $4.1 million, with $0.9 million payable for the remainder of 2024. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of our adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of June 30, 2024, we had finance lease payment obligations of $1.3 million, with $0.4 million payable for the remainder of 2024. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K, as filed with the SEC on February 29, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the conflicts in Ukraine and the Middle East and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may in the future further raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We have incurred significant net losses since our inception. Our net loss was $15.1 million and $19.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $247.0 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

Many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to be ineffective and/or cause side effects that prevented further development of the compound or resulted in their removal from the market. For example, in a third-party clinical trial of an anti-VISTA monoclonal antibody, dose limiting toxicities caused by cytokine release syndrome resulted in early termination of the clinical trial. Although initial clinical data from our Phase 1/2 clinical trial of SNS-101 demonstrate favorable safety, pharmacokinetics and cytokine release profiles, as well as preliminary evidence of anti-tumor activity, there is no assurance that data from additional patients will produce similar results. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully develop and commercialize our drug candidates, in which case we may not achieve profitability and the value of our stock may decline.

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

As of August 2, 2024, we had 28 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

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

On July 10, 2024, we received a letter from the Listing Qualifications Department of Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common shares had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until January 6, 2025, to regain compliance with the rule referred to in this paragraph. To regain compliance, during this 180-day compliance period, our minimum bid price of listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by transferring to the Nasdaq Capital Market.

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

As of August 2, 2024, we believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended June 30, 2024 our officers and directors took the following actions with respect to 10b5-1 trading plans:

On June 6, 2024, Cambrian BioPharma, Inc., a beneficial owner of more than 5% of the Company’s outstanding shares of common stock (“Cambrian”) entered into a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Cambrian 10b5-1 Plan”). James Peyer, a director of the Company, is the Chief Executive Officer of Cambrian and in such capacity may direct the voting and disposition of the shares held by Cambrian, subject in certain instances to the approval of Cambrian’s board of directors. The Cambrian 10b5-1 Plan commenced on June 6, 2024, and will run through December 10, 2025. The aggregate maximum number of shares of common stock that may be sold pursuant to the Cambrian 10b5-1 Plan is up to 195,000 shares.

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
3.3

Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 2023, File No. 005-92222)

10.1#

Consulting Agreement, by and between Sensei Biotherapeutics, Inc. and Erin Colgan, dated as of April 11, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980), filed with the SEC on May 9, 2024).

10.2#

Amendment No. 1 to Services Agreement, by and between Sensei Biotherapeutics, Inc. and Monomy Advisors, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980), filed with the SEC on May 9, 2024).

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	August 6, 2024	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	August 6, 2024	By:	/s/ David Gaiero
David Gaiero
Chief Financial Officer
Principal Financial and Accounting Officer