Form 10-Q
period 2024-09-30
Sensei Biotherapeutics, Inc.
filed 2024-11-14
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of November 8, 2024 was 25,151,379.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$19,131	$13,011
Marketable securities	27,870	52,746
Prepaid expenses	1,016	1,168
Other current assets	81	325
Total current assets	48,098	67,250
Right of use assets - operating leases, net	3,206	4,330
Right of use assets - financing leases, net	964	1,543
Property and equipment, net	899	1,165
Other non-current assets	87	86
Total assets	$53,254	$74,374
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,676	$1,694
Compensation and employee benefits liabilities	1,331	1,510
Operating lease liabilities, current	1,603	1,567
Financing lease liabilities, current	831	872
Total current liabilities	5,441	5,643
Operating lease liabilities, non-current	1,828	3,001
Financing lease liabilities, non-current	206	768
Other non-current liabilities	—	67
Total liabilities	7,475	9,479
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; zero shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 25,151,379 and 25,030,188 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	300,044	296,996
Accumulated deficit	(254,282)	(231,895)
Accumulated other comprehensive income (loss)	14	(209)
Total stockholders’ equity	45,779	64,895
Total liabilities and stockholders’ equity	$53,254	$74,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,637	$3,818	$14,138	$13,806
General and administrative	3,186	3,919	10,202	15,116
Total operating expenses	7,823	7,737	24,340	28,922
Loss from operations	(7,823)	(7,737)	(24,340)	(28,922)
Other income (expense):
Interest income	591	877	2,028	2,798
Interest expense	(21)	(33)	(73)	(113)
Loss on asset disposal	—	(6)	—	(302)
Other expense, net	—	(225)	(2)	(148)
Net loss	(7,253)	(7,124)	(22,387)	(26,687)
Net loss per common share, basic and diluted	$(0.29)	$(0.28)	$(0.89)	$(0.92)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,147,999	25,514,115	25,100,689	28,942,803
Comprehensive loss:
Net loss	$(7,253)	$(7,124)	$(22,387)	$(26,687)
Other comprehensive items:
Unrealized gain on marketable securities	107	147	223	602
Total other comprehensive income	107	147	223	602
Total comprehensive loss	$(7,146)	$(6,977)	$(22,164)	$(26,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	1,213	—	—	1,213
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Vesting of restricted stock shares	49,014	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(10,177)	—	(10,177)
Balance at March 31, 2023	30,971,341	3	303,641	(207,971)	(823)	94,850
Stock-based compensation expense	—	—	1,095	—	—	1,095
Employee stock purchase plan expense	25,964	—	31	—	—	31
Purchase agreement, net of issuance costs and excise tax	(4,454,248)	—	(7,663)	—	—	(7,663)
Vesting of restricted stock shares	40,762	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	274	274
Net loss	—	—	—	(9,386)	—	(9,386)
Balance at June 30, 2023	26,583,819	3	297,104	(217,357)	(549)	79,201
Stock-based compensation expense	—	—	1,048	—	—	1,048
Purchase agreement, net of issuance costs and excise tax	(1,587,302)	(1)	(2,271)	—	—	(2,272)
Unrealized gain on marketable securities	—	—	—	—	147	147
Net loss	—	—	—	(7,124)	—	(7,124)
Balance at September 30, 2023	24,996,517	$2	$295,881	$(224,481)	$(402)	$71,000

Balance at December 31, 2023	25,030,188	$3	$296,996	$(231,895)	$(209)	$64,895
Stock-based compensation expense	—	—	1,216	—	—	1,216
Issuance of equity in exchange for compensation	—	—	293	—	—	293
Surrender of shares for tax withholding	(12,361)	—	(10)	—	—	(10)
Vesting of restricted stock shares	56,131	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	72	72
Net loss	—	—	—	(7,992)	—	(7,992)
Balance at March 31, 2024	25,073,958	3	298,495	(239,887)	(137)	58,474
Stock-based compensation expense	—	—	795	—	—	795
Employee stock purchase plan expense	43,375	—	21	—	—	21
Vesting of restricted stock shares	7,000	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	44	44
Net loss	—	—	—	(7,142)	—	(7,142)
Balance at June 30, 2024	25,124,333	3	299,311	(247,029)	(93)	52,192
Stock-based compensation expense	—	—	733	—	—	733
Vesting of restricted stock shares	27,046	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	107	107
Net loss	—	—	—	(7,253)	—	(7,253)
Balance at September 30, 2024	25,151,379	$3	$300,044	$(254,282)	$14	$45,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(22,387)	$(26,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,744	3,356
Depreciation and amortization	412	436
Accretion on marketable securities	(638)	(910)
Non-cash lease expense	1,151	987
Amortization of financing lease right-of-use assets	579	586
Loss on fixed asset disposition, net	—	302
Changes in operating assets and liabilities:
Prepaid expenses	152	(436)
Other assets	244	29
Accounts payable and accrued liabilities	(18)	(1,550)
Compensation and employee benefits	114	(1,067)
Operating lease liabilities	(1,164)	(971)
Other liabilities	(67)	65
Net cash used in operating activities	(18,878)	(25,860)
Investing activities
Purchases of property and equipment	(146)	(180)
Purchases of short-term investments	(26,829)	(18,536)
Maturities of short-term investments	52,566	48,700
Proceeds from sale of property and equipment	—	166
Net cash provided by investing activities	25,591	30,150
Financing activities
Principal payments for financing leases	(604)	(565)
Payment of employee restricted stock tax withholdings	(10)	(76)
Employee stock purchase plan proceeds	21	31
Payments for repurchase of common stock	—	(10,132)
Net cash used in financing activities	(593)	(10,742)
Net increase (decrease) in cash and cash equivalents	6,120	(6,452)
Cash and cash equivalents at beginning of period	13,011	17,795
Cash and cash equivalents at end of period	$19,131	$11,343
Supplemental disclosure of noncash financing information:
Share repurchase issuance costs	$—	$(337)
Issuance of equity in exchange for compensation included in compensation and employee benefits	$293	$302
Property and equipment disposals included in other assets	$—	$25
Initial measurement of operating lease right-of-use assets	$28	$331
Initial measurement of operating lease liabilities	$28	$331
Initial measurement of finance lease right-of-use assets	$1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”), a clinical-stage biotechnology company, was incorporated in 1999 as a Maryland corporation until being incorporated in Delaware on December 1, 2017. The Company is focused on the discovery and development of next-generation therapeutics for cancer patients.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $22.4 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $254.3 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2024 of $47.0 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Unaudited interim financial information

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity, and cash flows for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these condensed consolidated financial statements, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At September 30, 2024, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of September 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$19,793	$12	$—	$19,805
Corporate bonds	8,063	5	(3)	8,065
Total	$27,856	17	$(3)	$27,870

As of September 30, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of September 30, 2024, an immaterial amount of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2024.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Research equipment	$2,253	$2,107
Office equipment and furniture	532	532
Leasehold improvement	253	253
Total property and equipment	3,038	2,892
Less accumulated depreciation and amortization	(2,139)	(1,727)
Property and equipment, net	$899	$1,165

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $140 thousand and $137 thousand, respectively, and for the nine months ended September 30, 2024 and 2023 was $412 thousand and $436 thousand, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,356	$—	$—	$18,356
Investments:
Commercial paper	—	19,805	—	19,805
Corporate bonds	—	8,065	—	8,065
Total	$18,356	$27,870	$—	$46,226

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2024 and 2023.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2024, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease has an effective end date of December 31, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $288 thousand of income related to the Sublease for the nine months ended September 30, 2024.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2024 (in thousands):

Nine Months Ended September 30,
2024
Lease Cost:
Amortization of finance right-of-use assets	$579
Interest on finance lease liabilities	73
Operating lease cost	1,386
Variable lease cost	491
Total lease costs	2,529
Operating Sublease income	(288)
Total lease costs, net	$2,241

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2024 (in thousands, except lease term and discount rate):

Nine Months Ended September 30,
2024
Other Operating Lease Information:
Operating cash outflows for operating leases	$1,400
Operating cash inflows for operating subleases	$(300)
Operating cash outflows for finance leases	$73
Financing cash outflows from finance leases	$604

Weighted average remaining lease term
Operating leases	2.04 years
Financing leases	1.37 years

Weighted average discount rate
Operating leases	7.7%
Financing leases	8.4%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2024 (in thousands):

	Operating	Financing
2024	$476	$225
2025	1,748	757
2026	1,413	107
2027	59	—
Total future minimum lease payments	$3,696	$1,089
Less amount representing interest	265	52
Total lease liabilities	$3,431	$1,037

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the nine months ended September 30, 2024 related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	412,262	$9.81	3.71	$—
Outstanding at September 30, 2024	412,262	$9.81	2.96	$—

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that is effective beginning on January 1, 2023. The excise tax is recorded as an incremental cost in equity on the Company's condensed consolidated balance sheets and was not significant as of September 30, 2024.

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the board of directors on January 27, 2021 and the Company’s stockholders on January 28, 2021, and became effective on the execution of the underwriting agreement related to the Company's initial public offering. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. In December 2023, the Company's board of directors determined that the automatic increase of available shares for calendar year 2024 would be reduced from 4.0% to 2.0% of the Company's capital stock. As a result, on January 1, 2024 the number of shares available for issuance pursuant to the 2021 Plan increased to 2,999,187 shares. As of September 30, 2024, 1,765,767 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors on January 27, 2021 and became effective on the execution of the underwriting agreement related to the initial public offering. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which began automatically increasing on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2024, the Company had issued 195,807 shares under the 2021 ESPP. As of September 30, 2024, 1,001,558 shares were available to be issued under the 2021 ESPP. The Company recognized $4 thousand of share-based compensation expense related to the ESPP for the nine months ended September 30, 2024.

Stock Options

During 2024, the Company has granted options to purchase shares of common stock to employees and non-employee directors pursuant to the 2021 Plan at a weighted average grant date fair value of $0.58 per share. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the nine months ended September 30, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,419,306	$7.12	7.29	$—
Granted	1,714,646	$0.80
Forfeited	(350,773)	$2.87
Expired	(89,103)	$11.97
Outstanding at September 30, 2024	4,694,076	$5.04	6.96	$—
Options expected to vest as of September 30, 2024	1,560,786	$0.09	8.93	$—
Exercisable at September 30, 2024	3,133,290	$7.51	5.98	$—

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2024. There were no stock options exercised in the nine months ended September 30, 2024.

The grant date fair value of options vested during the nine months ended September 30, 2024 and 2023 was $2.7 million and $3.5 million, respectively.

At September 30, 2024, there was $2.0 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.58 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	232,958	$2.53
Vested	(90,177)	$2.41
Forfeited	(41,350)	$2.40
Unvested at September 30, 2024	101,431	$2.69

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the nine months ended September 30, 2024.

At September 30, 2024, there was approximately $0.2 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 1.68 years.

Common Stock Warrants

The following is a summary of the employee-issued common stock warrant activity during the nine months ended September 30, 2024:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2023	56,692	$6.19	1.16	$—
Expired	(52,082)	$5.76	—	—
Outstanding and exercisable at September 30, 2024	4,610	$11.04	3.25	$—

As of September 30, 2024 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the nine months ended September 30, 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Nine Months Ended September 30,
	2024	2023
Volatility	91%-94%	93%-97%
Expected term (years)	5.0-6.0	5.5-7.0
Risk-free interest rate	3.8%–4.6%	3.6%-4.6%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$223	$234	$788	$786
General and administrative	510	814	1,956	2,570
Total stock-based compensation expense	$733	$1,048	$2,744	$3,356

9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended September 30, 2024 and 2023, the Company’s matching contributions were $58 thousand and $43 thousand, respectively. During the nine months ended September 30, 2024 and 2023, the Company’s matching contributions were $198 thousand and $190 thousand, respectively.

10. RELATED-PARTY TRANSACTIONS

Purchase Agreement - Apeiron Investment Group

On May 23, 2023, the Company entered into the Apeiron Purchase Agreement with the Apeiron Parties, pursuant to which the Company agreed to purchase 4,454,248 shares of the Company’s common stock from certain of the Apeiron Parties for a purchase price of $1.58 per share. The closing of the purchase transaction was completed on June 1, 2023, pursuant to which the Company paid approximately $7.8 million in the aggregate to the Aperion Parties, including $0.75 million for costs related to the negotiation and execution of the Purchase Agreement. Prior to the closing, certain of the Apeiron Parties beneficially owned more than 5% of the Company's outstanding shares of common stock. Following the closing, the Apeiron Parties owned no outstanding shares of the Company’s common stock. The price per share and the transaction were unanimously approved by the independent directors of the Company’s board of directors. The repurchased shares were retired and cancelled on or about the date of the closing.

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

11. INCOME TAXES

The Company recorded no provision for income taxes for the nine months ended September 30, 2024 and 2023.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, equity-based compensation, research and development tax credit carryforwards, and capitalized research and development expenditures. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

12. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,253)	$(7,124)	$(22,387)	$(26,687)
Net loss per share—basic and diluted	$(0.29)	$(0.28)	$(0.89)	$(0.92)
Weighted-average number of shares used in computing net loss per share—basic and diluted	25,147,999	25,514,115	25,100,689	28,942,803

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Nine Months Ended September 30,
	2024	2023
Stock options to purchase common stock	4,694,076	3,380,761
Unvested restricted stock units	101,431	232,708
Warrants issued to employees and contractor to purchase common stock	4,610	56,692
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

13. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “Restructuring”).

In connection with the Restructuring, the Company incurred no expenses during the nine months ended September 30, 2024.

The Company incurred $0.2 million of expenses within research and development and general and administrative expenses during the nine months ended September 30, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support. These costs were accrued as a liability in December 2022 and settled during the nine months ended September 30, 2023. Aggregate costs in connection with the Restructuring also included certain contract termination costs.

14. SUBSEQUENT EVENTS

In November 2024, the Company announced a plan to decrease operating expenses, streamline operations, and focus resources on the continued clinical development of SNS-101. As a result, the Company will close its research site in Rockville, Maryland, reduce its workforce by approximately 46%, with most headcount reductions affecting the Company’s preclinical research and development group, and pause further development of its preclinical product candidates. The Company estimates that it will incur aggregate charges of approximately $0.7 million in connection with the reduction in force, primarily consisting of severance payments and other employee termination-related expenses. The Company expects that the reduction in force will be substantially complete by the end of 2024. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb™ (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches using our robust set of R&D capabilities. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

We currently have one investigational product candidate, SNS-101, in clinical development.

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
o
Patient enrollment is advancing in the dose expansion portion of the Phase 1/2 study, which is now expected to enroll an aggregate of 50 to 70 patients. In the combination arm, in addition to dosing patients with 15mg/kg of SNS-101 we have begun dosing patients with 3mg/kg of SNS-101 to further optimize the Phase 2 study design.
o
To further our objective of generating clinical data that informs both the optimal dose and patient population for Phase 2 studies, including comprehensive data from patients with both primary and acquired resistance to PD-1 inhibitors, we expect to report clinical data across two dose levels in multiple tumor types in the first half of 2025.
o
In October 2024, we received preliminary guidance from the FDA on the dose optimization strategy for SNS-101. We plan to reengage with the agency following completion of the dose expansion portion of the Phase 1 clinical trial.

In November 2024, we announced a plan to decrease operating expenses, streamline operations and focus resources on advancing the clinical development of SNS-101. As a result, we will close our research site in Rockville, Maryland, reduce our workforce by approximately 46%, with most headcount reductions affecting our preclinical research and development group, and pause further development of our preclinical product candidates, including SNS-102, SNS-103 and SNS-201. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We plan to continue reviewing our financial resources with the expectation that work on our preclinical product candidates will resume if we raise sufficient additional capital.

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

We have incurred significant operating losses over the last several years. Our net loss was $22.4 million and $26.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $254.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. We use internal resources primarily to conduct research and manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our preclinical studies or clinical trials, and prepare regulatory filings for our product candidates.

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

Other Income (Expense)

Our other income (expense) consists of accretion expense on short-term investments, interest expense and gain or loss on fixed asset disposals,

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$4,637	$3,818	$819
General and administrative	3,186	3,919	(733)
Total operating expenses	7,823	7,737	86
Loss from operations	(7,823)	(7,737)	(86)
Total other income	570	613	(43)
Net loss	$(7,253)	$(7,124)	$(129)

Research and Development Expenses

Research and development expenses were $4.6 million for the three months ended September 30, 2024, compared to $3.8 million for the three months ended September 30, 2023. The increase of $0.8 million was primarily attributable to $0.9 million higher expense associated with clinical trials, $0.3 million of higher personnel costs, including stock-based compensation and incentives, and $0.1 million of higher manufacturing related expense, partially offset by $0.3 million lower costs for preclinical research and $0.2 million of lower consulting fees.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended September 30, 2024, compared to $3.9 million for the three months ended September 30, 2023. The decrease of $0.7 million was primarily attributable to $0.2 million less expense for directors and officers insurance, $0.2 million of lower expense for outside services, $0.2 million of lower personnel costs, including recruitment fees, stock-based compensation and incentives, and $0.1 million less license fees.

Other Income

Other income was $0.6 million for the three months ended September 30, 2024, compared to other income of $0.6 million for the three months ended September 30, 2023. Other income remained consistent year over year with a minor decrease primarily related to interest income.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$14,138	$13,806	$332
General and administrative	10,202	15,116	(4,914)
Total operating expenses	24,340	28,922	(4,582)
Loss from operations	(24,340)	(28,922)	4,582
Total other income	1,953	2,235	(282)
Net loss	$(22,387)	$(26,687)	$4,300

Research and Development Expenses

Research and development expenses were $14.1 million for the nine months ended September 30, 2024, compared to $13.8 million for the nine months ended September 30, 2023. The increase of $0.3 million was primarily attributable to $2.6 million of higher expense associated with clinical trials, $0.5 million of higher personnel costs, including stock-based compensation and incentives, and $0.1 million higher expense relating to lab supply purchases, primarily offset by $1.0 million of lower costs for preclinical research, $0.7 million of less consulting fees, $0.5 million lower manufacturing related expense, $0.4 million of lower facilities expense, $0.1 million of lower outside research fees, $0.1 million of less licensing fees and $0.1 million of lower restructuring costs.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the nine months ended September 30, 2024, compared to $15.1 million for the nine months ended September 30, 2023. The decrease of $4.9 million was primarily attributable to $3.0 million of lower external professional services associated with stockholder activism related to our 2023 annual meeting of stockholders, $0.8 million of lower personnel costs, including recruitment fees, stock-based compensation and incentive, $0.7 million less expense for directors and officers insurance, $0.3 million of lower expense for outside services, $0.2 million of lower consulting costs, $0.1 million of lower audit fees and $0.1 million lower restructuring costs, partially offset by $0.3 million of higher facilities expense.

Other Income

Other income was $2.0 million for the nine months ended September 30, 2024, compared to other income of $2.2 million for the nine months ended September 30, 2023. The other income decrease of $0.3 million was primarily related to a decrease in interest income.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $47.0 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Our net loss was $22.4 million and $26.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $254.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(18,878)	$(25,860)
Net cash provided by investing activities	25,591	30,150
Net cash used in financing activities	(593)	(10,742)
Net increase (decrease) in cash and cash equivalents	$6,120	$(6,452)

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $18.9 million, primarily resulting from our $22.4 million net loss and a $0.7 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $4.3 million, primarily related to $2.7 million of stock compensation expense, $1.2 million of non-cash lease expense, $0.6 million for amortization of financing lease right-of-use assets, and $0.4 million for depreciation and amortization, partially offset by $0.6 million of accretion on marketable securities. During the nine months ended September 30, 2023, net cash used in operating activities was $25.9 million, primarily resulting from our $26.7 million net loss and a $3.9 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $4.8 million, primarily related to $3.4 million of stock compensation expense, $1.0 million of non-cash lease expense, $0.6 million for amortization of financing lease right-of-use assets, $0.4 million for depreciation and amortization and $0.3 million relating to fixed asset disposition, primarily offset by $0.9 million of accretion on marketable securities.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $25.6 million, primarily due to $52.5 million in maturities of short-term investments, partially offset by $26.8 million in purchases of short-term investments and $0.1 million of purchases of property and equipment. During the nine months ended September 30, 2023, net cash provided by investing activities was $30.2 million primarily due to $48.7 million in maturities of short-term investments and $0.2 million for proceeds from the sale of equipment, partially offset by $18.5 million in purchases of short-term investments and $0.2 million in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $0.6 million, primarily consisting of $0.6 million of principal payments under our financing leases. During the nine months ended September 30, 2023, net cash used in financing activities was $10.7 million, primarily from $10.1 million of payments relating to the repurchase of shares of our common stock and $0.6 million of principal payments under our financing leases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of ASC 842, we recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022. As of September 30, 2024, we had operating lease payment obligations of $3.7 million, with $0.5 million payable for the remainder of 2024. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of our adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of September 30, 2024, we had finance lease payment obligations of $1.1 million, with $0.2 million payable for the remainder of 2024. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K, as filed with the SEC on February 29, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the conflicts in Ukraine and the Middle East and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., recently increased to levels not seen in decades. While such rates have begun to decline, increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may in the future further raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We have incurred significant net losses since our inception. Our net loss was $22.4 million and $26.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $254.3 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

There is no assurance that any ongoing or future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. All of our product candidates, other than SNS-101, are in preclinical development. In addition, we have paused further development of our preclinical product candidates. Although the FDA cleared our IND for SNS-101 in April 2023, there can be no assurance that the FDA will permit any future IND for our other product candidates to go into effect in a timely manner or at all. We would not be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

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

Other than SNS-101, our product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials. In November 2024, we announced that we have paused further development of our preclinical product candidates. Even if we resume preclinical development, we cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. It is impossible to predict accurately when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

As of November 8, 2024, we believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. As a public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we continue to have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or issue other unfavorable commentary or research about us. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Plan of Termination

On November 12, 2024, our board of directors approved a plan to reduce our current workforce by approximately 46% to decrease operating expenses, streamline operations and focus resources on advancing the clinical development of SNS-101. We expect the reduction in force to be substantially completed by the end of 2024. As a result, we estimate that we will incur a one-time charge of approximately $0.7 million in connection with one-time employee termination costs, including severance and other benefits. This charge is expected to be incurred during the fourth quarter of 2024.

The estimates of costs that we expect to incur and the timing thereof are subject to a number of assumptions and actual results may differ.

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading plan.

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

10.1*#	Employment Agreement, by and between Sensei Biotherapeutics, Inc. and Josiah Craver, dated as of July 12, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

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

Sensei Biotherapeutics, Inc.

Date:	November 14, 2024	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	November 14, 2024	By:	/s/ Josiah Craver
Josiah Craver
Senior Vice President of Finance
Principal Financial and Accounting Officer