Form 10-K
period 2024-12-31
Sensei Biotherapeutics, Inc.
filed 2025-03-28
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024 (the last business day of the Registrant’s second fiscal quarter), the Registrant's aggregate market value of its voting common equity held by non-affiliates was approximately $10.3 million based on the closing sale price of $0.62 per share as reported on the Nasdaq Global Market on that date. The number of shares of Registrant’s Common Stock outstanding as of March 24, 2025 was 25,208,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•
our reliance on third parties to manufacture and conduct clinical trials of our product candidates;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb™ (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

We believe there are multiple opportunities and significant potential for patients within our product pipeline. Each program, summarized in the chart below, is derived from our TMAb platform.

•
Solnerstotug (formerly referred to as SNS-101) is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation).
o
In May 2023, we initiated a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of solnerstotug as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors.
o
In May 2024, we presented clinical data from the dose escalation portion of the trial at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting. Data were presented from a total of 34 patients who received solnerstotug once every 3 weeks, with 16 patients in the monotherapy arm and 18 patients in the combination arm.
o
As of March 17, 2025 an aggregate of 60 patients have been dosed in the Phase 1 dose expansion portion of the clinical trial, including:
▪
40 patients with tumor types that typically respond to PD-1 monotherapy, which we refer to as “hot tumors,” including Non-Small Cell Lung Cancer (NSCLC), Head and Neck (H&N) Cancer, Melanoma, Renal Cell Carcinoma (RCC), Merkel Cell Carcinoma (MCC), MSI-High (MSI-H) Colorectal Cancer (CRC), and other tumor types, with all patients receiving a combination of solnerstotug (3 mg/kg or 15 mg/kg) and cemiplimab; and

▪
20 patients with microsatellite stable (MSS) CRC, a tumor type that does not typically respond to PD-1 monotherapy, which we refer to as a “cold tumor,” with 10 patients receiving a combination of solnerstotug (15 mg/kg) and cemiplimab, and 10 patients receiving solnerstotug (15 mg/kg) as monotherapy.
o
On March 27, 2025, we disclosed clinical data from the dose expansion portion of the clinical trial. As of the data cut of March 17, 2025:
▪
21 “hot” tumor PD-(L)1 resistant patients were considered evaluable for efficacy, having received at least one post-baseline scan. An additional 11 patients have not yet reached the first baseline scan, and an additional eight patients discontinued the study prior to any post-baseline scan.
▪
17 MSS CRC patients were considered evaluable for efficacy, having received at least one post-baseline scan. Three patients discontinued the study prior to any post-baseline scan.
o
Key findings of the data disclosure included:
•
14% objective response rate (3 patients) and 62% disease control rate (13 patients) among 21 evaluable PD-(L)1 resistant “hot” tumor patients.
•
Six PD-(L)1 resistant patients with stable disease remain on treatment past 12+ weeks, with tumor reductions ranging from 0% to 17%.
•
All PD-(L)1 resistant patients on study with tumor shrinkage remain on treatment.
•
None of the MSS CRC patients experienced a complete response or partial response, consistent with prior checkpoint therapy in this “cold” tumor type.
▪
Solnerstotug continues to be well tolerated, with no dose-limiting toxicities and the majority of AEs Grade 1 or 2 in severity. There were four cases of Grade 1 cytokine release syndrome, all mild and manageable. Two patients in the combination cohort experienced immune-mediated events.
o
Subject to our ability to raise sufficient additional capital, we are planning to initiate a Phase 2 trial of solnerstotug in the first quarter of 2026, with the trial design and patient selection strategies to be informed by the ongoing dose expansion results. Further analyses, including biomarker-based patient selection, are underway to optimize the Phase 2 design.
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

In November 2024, we announced a plan to decrease operating expenses, streamline operations and focus resources on advancing the clinical development of solnerstotug. As a result, we closed our research site in Rockville, Maryland, reduced our workforce by approximately 46%, with most headcount reductions affecting our preclinical research and development group, and paused further development of our preclinical product candidates, including SNS-102, SNS-103 and SNS-201. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We plan to continue reviewing our financial resources with the expectation that work on our preclinical product candidates will resume if we raise sufficient additional capital.

Our TMAb Platform

Our TMAb platform is designed to generate therapeutics that selectively disable immunosuppressive signals or activate immunostimulatory signals in the tumor microenvironment. Selective activation within the tumor is a critical aspect of TMAb and has the potential to “unlock” previously undruggable immune targets for use in oncology applications.

There are several unique features of tumors that can be leveraged to design TMAb antibodies that are selectively active within the tumor while potentially displaying little or no activity outside the tumor. One key differentiating feature of tumors relative to most normal human tissue is their relative acidity or low pH, which is typically approximately pH 6.0 compared with normal physiologic pH of 7.4. The acidic environment within tumors is a result of their altered metabolic program, including reliance on aerobic glycolysis, that results in excess lactic acid production (the so called “Warburg effect”).

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

Our Portfolio of Product Candidates

Solnerstotug: Conditionally Active Monoclonal Antibody Targeting VISTA

We believe that anti-VISTA antibodies have the potential to become the backbone of the next generation of cancer immunotherapy. Based on our expertise and deep understanding of this myeloid checkpoint target, our conditionally active human monoclonal antibody targeting VISTA is designed to overcome the challenges of the previous generation of anti-VISTA monoclonal antibodies, and we believe it has the potential to become the first anti-VISTA monoclonal antibody approved as a therapeutic agent.

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

VISTA has been historically challenging to target for cancer therapy for several reasons. Because significant amounts of VISTA are expressed in immune cells of the blood, the binding of first-generation anti-VISTA antibodies developed with traditional technologies occurs at significant levels outside of the tumor, resulting in a phenomenon known as target-mediated drug disposition, or TMDD. TMDD presents a pharmacological “sink” effect ,whereby the antibody is effectively drained from the body by binding to VISTA on normal cells in the blood, effectively limiting distribution of anti-VISTA monoclonal antibodies within the tumor. Thus, TMDD results in the need for ever-higher doses to reach a biologically active concentration within the tumor and, subsequently, increases the likelihood of on-target, off-tumor toxicity.

The second reason anti-VISTA drug development has lagged behind other checkpoints (e.g., PD-1) is that the identity of the critical inhibitory receptor on T cells was not known. Recently, however, the primary receptor on T cells that is critical to VISTA’s immune checkpoint function within the tumor microenvironment was discovered: PSGL-1 (P-selectin glycoprotein ligand-1). Importantly, the VISTA:PSGL-1 interaction only occurs at low pH (~pH 6), like that found within the tumor microenvironment. The high affinity interaction between VISTA and PSGL-1 at low pH is strictly dependent upon protonation of key histidine residues in the extracellular domain of VISTA. In effect, the low pH microenvironment of the tumor induces VISTA to convert from an inactive, un-protonated form (physiological pH) to its “active,” protonated form that can bind to its inhibitory receptor PSGL-1.

Thus, we believe VISTA is an ideal target for our TMAb platform, which we have used to identify solnerstotug as a pH-dependent monoclonal antibody with a greater than 600-fold selective binding for the active versus the inactive form of VISTA. We believe that solnerstotug will successfully (1) avoid binding to VISTA in the blood, which results in TMDD and on-target, off-tumor toxicity; and (2) bind “active” VISTA at low pH and block VISTA’s immune checkpoint function within the tumor via inhibition of the interaction with PSGL-1.

A third challenge to prior efforts to generate effective antibodies targeting VISTA is the understanding of the role of the antibody Fc region on optimal activity. Thus, we designed solnerstotug on an IgG1 antibody framework that retains an active Fc region. We believe that anti-VISTA IgG1 monoclonal antibodies bind to VISTA on, among other cell types, tumor-associated macrophages, or TAMs. This binding leads to clustering of the IgG1 domains and transactivation of Fc gamma receptors, or FcgRs, on adjacent TAMs. This interaction between TAMs is likely not unidirectional or even restricted to cell pairs. Each VISTA+ cell could play a role in activating multiple VISTA+ neighbors. Although this myeloid-on-myeloid VISTA/mAb/FcgR-mediated activation and proinflammatory cytokine release is beneficial within the confines of the tumor microenvironment, it would be potentially deleterious if it were to occur in the blood. We believe that this myeloid-on-myeloid activation is precisely the mechanism underlying the cytokine release syndrome, or CRS, observed in third-party clinical trials with anti-VISTA monoclonal antibodies, as was seen at low doses in the Phase 1 trial of JNJ-61610588 (now CI-8993), a potent non-pH-dependent anti-VISTA monoclonal antibody. Dose limiting toxicities of CRS resulted in early termination of this development program. In contrast, we anticipate that solnerstotug will have significantly less “in blood” activation due to its lack of significant binding to VISTA at physiological pH.

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

We believe solnerstotug is the only anti-VISTA antibody in development that was designed with these three salient features in mind.

Preclinical Studies

We have conducted multiple preclinical studies, summarized below, to evaluate the safety, efficacy and pharmacokinetic profile of solnerstotug (referred to as SNS-101 in this preclinical subsection). In addition, we have also conducted multi-dose non-human primate, or NHP, toxicology studies.

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

Pharmacokinetic Profile

SNS-101 has been observed to bind to human and cynomolgus macaque VISTA, but not to rodent VISTA. Therefore, the pharmacokinetic profile of SNS-101 was assessed in human VISTA knock-in, or KI, mice and NHPs. The mouse data demonstrated that SNS-101 had a long mean residence time in the blood, indicating a lack of significant TMDD and clearance in non-malignant VISTA+ tissues. The NHP data showed linear elimination kinetics for SNS-101, while a non-pH-sensitive antibody bound VISTA+ immune cells, induced monocyte activation followed by a decrease in cell numbers, and was rapidly cleared from circulation.

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

Accumulation in Tumor

In collaboration with the National Cancer Institute (NCI) under our CRADA, we assessed the accumulation of SNS-101 in the low pH tumor microenvironment by administering a single dose of the fully human anti-VISTA antibody to TC-1/A9 (HPV+) tumor-bearing mice. SNS-101 was observed in these tumors by immunohistochemical detection using antibodies directed toward human IgG1 Fc at 6 hours post-treatment. The images below, in which blue represents the tumor and brown represents SNS-101 or the control molecule, as applicable, demonstrate that SNS-101 rapidly accumulates in the tumor as compared to an isotype control.

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

Phase 1/2 Clinical Trial

Overview

In May 2023, we initiated a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of solnerstotug as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors. The primary objectives for the Phase 1 portion of the clinical trial are to evaluate safety and tolerability and determine the maximum tolerated dose and recommended monotherapy and combination dose for the Phase 2 portion of the trial.

Enrollment

As of March 17, 2025, a total of 94 patients have been enrolled in the dose escalation and dose expansion portions of the clinical trial.

•
The monotherapy dose escalation portion of the trial is fully enrolled, with 16 patients having cleared all five dosing cohorts of solnerstotug treatment at 0.3, 1, 3, 10 or 15 mg/kg. The combination dose escalation portion is fully enrolled, with 18 patients having cleared all three dosing cohorts of 3, 10 and 15 mg/kg + cemiplimab.
•
An aggregate of 60 patients have been dosed in the Phase 1 dose expansion portion of the clinical trial, including:
▪
40 patients with tumor types that typically respond to PD-1 monotherapy, which we refer to as “hot tumors,” including NSCLC, H&N cancer, melanoma, RCC, MCC, MSI-H CRC, and other tumor types, with all patients receiving a combination of solnerstotug (3 mg/kg or 15 mg/kg) and cemiplimab; and
▪
20 patients with MSS CRC, a tumor type that does not typically respond to PD-1 monotherapy, which we refer to as a “cold tumor,” with 10 patients receiving a combination of solnerstotug (15 mg/kg) and cemiplimab, and 10 patients receiving solnerstotug (15 mg/kg) as monotherapy.

Clinical Data - Dose Escalation

In May 2024, we presented clinical data from the dose escalation portion of the trial at the 2024 ASCO Annual Meeting. Data were presented from a total of 34 patients who received solnerstotug once every 3 weeks, with 16 patients in the monotherapy arm and 18 patients in the combination arm. The majority of patients (85%) had a tumor type that is typically unresponsive to PD-1 monotherapy. As of the April 30, 2024 data cutoff:

•
Solnerstotug was well tolerated alone and in combination with cemiplimab, with no dose-limiting toxicities observed. The majority of AEs were Grade 1 or 2 in severity. Two patients experienced Grade 1 cytokine release syndrome (CRS), one in monotherapy and one in combination, both at the highest dose of solnerstotug. Both cases were mild and manageable, demonstrating that solnerstotug has the potential to overcome a key hurdle that hindered first-generation VISTA-targeting approaches. Four patients in the combination cohort experienced immune-mediated events. There were also no significant changes to key inflammatory cytokine levels, including interferon gamma, interleukin-6, interleukin-10, interleukin-8, TNF-alpha, and CCL5-RANTES, across cohorts.
•
Solnerstotug demonstrated a potentially best-in-class pharmacokinetic (PK) profile with linear elimination kinetics and dose-proportional increases in exposure, supporting once every three week dosing.
•
One microsatellite stable (MSS) endometrial cancer patient that received solnerstotug plus cemiplimab had a confirmed partial response (59% decrease) and as of April 30, 2024 remained on study at 30+ weeks; one MSS colorectal cancer patient that received solnerstotug plus cemiplimab remained on study for 18 weeks and had tumor regression of 27%; one pembrolizumab-resistant renal cell carcinoma patient that received solnerstotug plus cemiplimab remained on study for 12 weeks and had tumor regression of 18%; and one pembrolizumab-resistant human papillomavirus (HPV)+ head and neck cancer patient that received solnerstotug as monotherapy remained on study for 12 weeks and had tumor regression of 17%.

Clinical Data - Dose Expansion

On March 27, 2025, we disclosed clinical data from the dose expansion portion of the clinical trial. As of the data cut of March 17, 2025:

•
21 “hot” tumor PD-(L)1 resistant patients were considered evaluable for efficacy, having received at least one post-baseline scan. An additional 11 patients have not yet reached the first baseline scan, and an additional eight patients discontinued the study prior to any post-baseline scan.
•
17 MSS CRC patients were considered evaluable for efficacy, having received at least one post-baseline scan. Three patients discontinued the study prior to any post-baseline scan.

Key findings of the data disclosure included:

•
14% objective response rate (3 patients) and 62% disease control rate (13 patients) among 21 evaluable PD-(L)1 resistant “hot” tumor patients, which included:
o
A durable complete response (CR) in a MCC patient treated with 15 mg/kg solnerstotug + cemiplimab, who continues on treatment at 42+ weeks;
o
a partial response (PR) in a MCC patient treated with 15 mg/kg solnerstotug + cemiplimab, who continues on treatment at 12+ weeks; and
o
a PR in an MSI-H CRC patient treated with 15 mg/kg solnerstotug + cemiplimab, continues on treatment at 36+ weeks. This patient had durable stable disease (SD) through the course of treatment before converting to a PR at week 36.
•
Six PD-(L)1 resistant patients with stable disease remain on treatment past 12+ weeks, with tumor reductions ranging from 0% to 17%.
•
All PD-(L)1 resistant patients on study with tumor shrinkage remain on treatment.
•
The data from the 21 “hot” tumor PD-(L)1 resistant patients excludes three “hot” tumor patients who had not received a prior PD-(L)1, including (i) one NSCLC patient with very low PD-(L)1 expression, who progressed at week 42 following 21.4% tumor shrinkage; (ii) a pleomorphic spindle cell patient who progressed at week 6 following a 52.4% tumor increase; and (iii) an EGFR mutant NSCLC patient who progressed at week 6 following a 11.1% tumor increase.
•
None of the MSS CRC patients experienced a complete response or partial response, consistent with prior checkpoint therapy in this “cold” tumor type.
•
Solnerstotug continues to be well tolerated, with no dose-limiting toxicities and the majority of AEs Grade 1 or 2 in severity. There were four cases of Grade 1 cytokine release syndrome, all mild and manageable. Two patients in the combination cohort experienced immune-mediated events.

Clinical Progress and Phase 2 Planning

We have achieved our target enrollment of 60 patients in the dose expansion cohort, and expect to disclose updated clinical data from all evaluable patients by the end of 2025. Subject to our ability to raise sufficient additional capital, we are planning to initiate a Phase 2 trial of solnerstotug in the first quarter of 2026, with the trial design and patient selection strategies to be informed by the ongoing dose expansion results. Further analyses, including biomarker-based patient selection, are underway to optimize the Phase 2 design.

Supply Agreement - Regeneron

In January 2023, we entered into a supply agreement with Regeneron Pharmaceuticals, Inc. pursuant to which Regeneron is supplying cemiplimab for the Phase 1/2 clinical trial.

Sponsored Research Agreement - Washington University, St. Louis

In November 2022, we announced the execution of a Sponsored Research Agreement with Washington University in St. Louis, Missouri, pursuant to which research is being conducted in the laboratory of Robert Schreiber, Ph.D., Professor of Pathology & Immunology and Director of the Center for Human Immunology and Immunotherapy Programs, to evaluate the underlying molecular mechanisms that may enable solnerstotug to overcome myeloid cell-driven immunosuppression within the tumor microenvironment.

Cooperative Research and Development Agreement - National Cancer Institute

In February 2023, we announced the execution of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH), to expand the development of solnerstotug. Under the terms of the CRADA, we are collaborating with the NCI to conduct preclinical studies to assess the mechanism of action of solnerstotug in combination with novel therapeutic modalities. Additionally, the NCI may conduct future clinical trials of solnerstotug in combination with novel therapeutic modalities that are discovered in preclinical studies conducted by the NCI.

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

SNS-201: Conditionally Active Bispecific Monoclonal Antibody Targeting CD28

While CD28 agonism has shown some clinical promise, human testing has been stymied by dose-limiting toxicities that result from systemic activation of CD28. We have developed SNS-201 as a bispecific antibody that incorporates both a CD28 agonist arm and a pH-sensitive anti-VISTA arm to conditionally activate CD28 under low pH conditions, such as those found in the tumor microenvironment. Based on preclinical testing of SNS-201 and additional prototype molecules, we believe that this strategy, in combination with anti-PD-1 or other T-cell engagers, will lead to T cell activation in the tumor while minimizing off-tumor toxicity

Certain competitor approaches require specific and targetable tumor specific/associated antigens in targeting CD28. We believe SNS-201 has the potential to address the challenge of truly specific tumor antigens for solid tumors by bypassing this requirement through restricted activation of the CD28 signaling pathway within the tumor microenvironment via pH-selective VISTA binding to tumor infiltrating myeloid-lineage cells. While SNS-201 leverages our solnerstotug program, the mechanism of action of SNS-201 is distinct from solnerstotug. The only similarity is the unique complementarity-determining regions from solnerstotug for

pH-selective recruitment to the myeloid compartment. We have engineered SNS-201 on an IgG1 backbone with mutations abolishing Fc receptor interactions.

Manufacturing

We rely on contract manufacturing organizations, or CMOs, to produce our TMAb product candidates. We require that our CMOs produce bulk drug substances and finished drug products in accordance with Current Good Manufacturing Practice (cGMP), and all other applicable laws and regulations. We may also rely on CMOs for additional parts of the process, like filling and labelling of our products for commercial sale. Any agreements with potential and existing manufacturers will include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

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

As of March 8, 2025, our solely owned patent estate included two issued U.S. patents, one issued foreign patent, one pending U.S. patent application, and eight international patent applications. We also co-own four pending U.S. patent applications.

We own one U.S. non-provisional and eight international patent applications relating to composition of matter of our solnerstotug product candidate and method claims including use in combination with immune checkpoint protein inhibitors. Subject to payment of required maintenance fees, annuities, and other charges, any patents, if issued, are projected to expire in 2042.

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

Solnerstotug is subject to the terms of the Adimab Agreement, and in December 2022 we exercised our Development and Commercialization Option for the Research Program from which solnerstotug was generated. To date, we have paid $1,875,000 to Adimab pursuant to the Adimab Agreement for the technology access fee, Development and Commercialization Option, program delivery fees and a milestone payment for the first patient dosed in our Phase 1/2 clinical trial of solnerstotug.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, Regeneron and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Hummingbird Bioscience, Kineta, PharmAbcine, Pierre Fabre and Curis, each of which are developing or have in the past developed antibodies targeting VISTA, the target of our lead product candidate solnerstotug.

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

Preclinical Studies and Investigational New Drug

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

There have been amendments to and executive, judicial and congressional challenges. While Congress has not passed comprehensive repeal legislation, there have been a number of significant changes to the ACA and its implementation. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges, and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

At the federal level, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, or the Medicare Drug Price Negotiation Program and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

Legislative and regulatory proposals, and enactment of laws, at the foreign, federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future. Further, we cannot predict the likelihood, nature, or extent of healthcare reform initiatives that may arise from future legislation or administrative action, particularly as a result of the recent presidential election. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. On March 11, 2021, the

American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

Employees and Human Capital Resources

As of March 24, 2025, we had 14 full-time employees and one part-time employee. We consider our relationship with our employees to be good.

On November 14, 2024, our Board of Directors approved a restructuring plan, or the Restructuring, to reduce our current workforce by approximately 46% to streamline operations and focus resources on advancing the clinical development of solnerstotug. The expenditures and operating expenses associated with the Restructuring was $0.7 million, consisting primarily of one-time employee termination costs, including severance payments and extended benefits coverage support, that were contingent upon the impacted employees’ execution and non-revocation of separation agreements. A total of $0.7 million of Restructuring costs was recorded in 2024 and an amount less than $0.1 million was recorded in 2025.

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

Corporate Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “SNSE”.

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
•
Risks Related to our Intellectual Property
•
If we are unable to obtain and maintain patent protection for our technologies and product candidates, including solnerstotug, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and biologics similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.
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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the conflicts in Ukraine and the Middle East and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., recently increased to levels not seen in decades. While such rates have begun to decline, increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may in the future further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. For example, although we have disclosed plans to initiate a Phase 2 clinical trial of solnerstotug in the first quarter of 2026, those plans are contingent upon our ability to raise sufficient additional capital. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through any or a combination of securities offerings, debt financings, license and collaboration agreements and research grants. If we raise capital through securities offerings, such sales are likely to result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We have incurred significant net losses since our inception. Our net loss was $30.2 million and $34.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $262.1 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

We have no products approved for commercial sale, have not generated any revenue from commercial sales of our product candidates, and are devoting substantially all of our financial resources and efforts to research and development of solnerstotug and our TMAb platform. Investment in therapeutic product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable.

We expect that it will take at least several years until any of our product candidates receive marketing approval and are commercialized, and we may never be successful in obtaining marketing approval and commercializing product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
prepare to file INDs, initiate clinical trials and progress clinical development of our product candidates, including solnerstotug;
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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as pandemics, political crises, geopolitical events, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability, due to reasons including, among other things, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures.

A widespread public health crisis such as a pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the effects of public health crises could materially affect our business and the value of our common stock. It may have further negative impacts, such as (a) a global or U.S. recession or other economic crisis; (b) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (c) manufacturing supply disruption due to travel restrictions or other government actions; (d) disruptions in raw material supply, our manufacturing operations, or in our distribution and supply chain; and (e) our ability to conduct planned clinical trials and commercialization activities. The ultimate impact of a public health crisis is highly uncertain.

The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Risks Related to the Development of our Product Candidates

Our development efforts are in the early stages. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

There is no assurance that any ongoing or future clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. All of our product candidates, other than solnerstotug, are in preclinical development. In addition, we have paused further development of our preclinical product candidates. Although the FDA cleared our IND for solnerstotug in April 2023, there can be no assurance that the FDA will permit any future IND for our other product candidates to go into effect in a timely manner or at all. We would not be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

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

The therapeutic efficacy of our product candidates, including solnerstotug, is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.

Our TMAb product candidates are novel chemical and biologic entities and their potential benefit as therapeutic cancer drugs is unproven. For example, solnerstotug is a human monoclonal antibody targeting the novel immune checkpoint VISTA. There are currently no approved therapies that target VISTA. Our ability to generate revenues from our TMAb product candidates, which we do not expect will occur in the short-term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our product candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Moreover, we may determine after conducting clinical trials or related studies that certain of our product candidates or platforms do not possess the anticipated therapeutic characteristics, and we may decide to abandon or discontinue any one of our studies, product candidates or platforms. For example, in June 2021 we announced the discontinuation of our SNS-301 program and terminated the Phase 1/2 clinic trial studying SNS-301 due to a lack of efficacy. In November 2022, we announced the suspension of our ImmunoPhage platform entirely and we are now focused exclusively on developing our TMAb platform.

Many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to be ineffective and/or cause side effects that prevented further development of the compound or resulted in their removal from the market. For example, in a third-party clinical trial of an anti-VISTA monoclonal antibody, dose limiting toxicities caused by cytokine release syndrome resulted in early termination of the clinical trial. Although initial clinical data from our Phase 1/2 clinical trial of solnerstotug demonstrate favorable safety, pharmacokinetics and cytokine release profiles, as well as preliminary evidence of anti-tumor activity, there is no assurance that data from additional patients will produce similar results. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully develop and commercialize our drug candidates, in which case we may not achieve profitability and the value of our stock may decline.

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

Our product candidates could fail to receive regulatory approval from the FDA or other comparable regulatory authorities for many reasons, including:

•
disagreement with the design, protocol or conduct of our clinical trials, including with respect to our clinical trial of solnerstotug;

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

A key element of our strategy is utilizing our TMAb platform to develop conditionally active monoclonal antibodies, which we believe could generate safer and more effective cancer therapies. However, we currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and if any of our product candidates, including solnerstotug, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. Our TMAb platform is designed to generate next-generation antibodies that have potential to block immunosuppressive signals or activate immunostimulatory signals selectively within the tumor microenvironment. However, our TMAb platform may not produce product candidates that are safe and effective, or which compare favorably with other commercially available alternatives. Even if we are successful in continuing to build our pipeline and develop next-generation antibodies, the potential product candidates that we identify may not be suitable for clinical development, including as a result of lack of safety, lack of tolerability, or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. We cannot provide you with any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Because we have limited financial and management resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, in June 2021 we announced the discontinuation of our SNS-301 program and terminated the Phase 1/2 clinic trial studying SNS-301 due to a lack of efficacy. SNS-301 had been our lead product candidate and only clinical stage program. Furthermore, in November 2022, we announced the suspension of our ImmunoPhage platform entirely, including SNS-401-NG, which we were developing for the treatment of patients with Merkel cell carcinoma. As a result, we are now focused exclusively on developing our TMAb product candidates.

If the clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Other than solnerstotug, our product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials. In November 2024, we announced that we have paused further development of our preclinical product candidates. Even if we resume preclinical development, we cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. It is impossible to predict accurately when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

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

Results from preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials are not necessarily predictive of final results. We do not know whether our candidates will be effective for the intended indications or safe in humans. Our product candidates may fail to show the desired safety and efficacy in preclinical or clinical development despite positive results observed in early preclinical studies or having successfully advanced through initial clinical trials. For example, although we have generated preclinical data suggesting that the conditionally active properties of solnerstotug have the potential to lower the risk of side effects such as cytokine release syndrome, enhance the anti-tumor effects of PD-1 blockade, and produce anti-tumor activity as a monotherapy, those data were generated either from animal studies or ex vivo studies with human samples and there can be no assurances that similar results will be achieved in clinical trials of solnerstotug with human subjects. Any failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates, including solnerstotug.

Additionally, our clinical trial of solnerstotug utilizes an open-label study design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved therapy or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

Our clinical trials will include cancer patients who are very sick and whose health is deteriorating. It is possible that some of these patients may experience similar side effects and that additional patients may die during our clinical trials for various reasons. The causes of death could include receiving our product candidates because the patient’s disease is too advanced or because the patient experiences medical problems that may not be related to our product candidate. Even if the patient deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidates, including solnerstotug.

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

We currently rely on third-party contract research organizations, or CROs, academic institutions, study sites, clinical investigators and others to conduct, supervise, and monitor our preclinical studies and clinical trials, including our clinical trial of solnerstotug. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we currently have or plan to enter into agreements governing the activities of these third parties, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the studies required to develop solnerstotug and other current and future product candidates, or we may not obtain marketing approval for, or commercialize, solnerstotug or our other current and future product candidates in a timely manner or at all.

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

We collaborate with academic institutions for the development of our product candidates, including, for instance, our collaboration with the University of Washington pursuant to which we are conducting preclinical studies for our solnerstotug program. We may enter into additional collaborations for our other current or future product candidates or technologies. We cannot control the timing or quantity of resources that our existing or future collaborators will dedicate to research, preclinical and clinical development. Our collaborators may not perform their obligations according to our expectations or standards of quality. Our collaborators could terminate our existing agreements for a number of reasons.

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

Certain of our current and future product candidates, including solnerstotug, will be evaluated in combination with third-party drugs, and we will have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

Certain of our current and future product candidates, including solnerstotug, will be evaluated in combination with checkpoint inhibitors, or CPIs. Our ability to develop and ultimately commercialize current and future product candidates used in combination with CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with the commercialized product, if approved. In January 2023, we entered into a supply agreement with Regeneron to evaluate solnerstotug in combination with cemiplimab in our Phase 1/2 clinical trial. However, we cannot be certain that such agreement or any future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

Any failure to enter into successful commercial relationships, or inability to source or purchase CPIs or other potential combination agents in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop solnerstotug and other current and future product candidates as potential combination therapies, which may materially harm our business, financial condition, results of operations, stock price and prospects. Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not encountered when developing single-agent product candidates. For example, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. Additionally, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party under terms unfavorable to us to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

We currently rely on CMOs for the production of solnerstotug and we expect to rely on CMOs for our other product candidates. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce solnerstotug or any other current and future product candidates we may develop in the quantities needed for our clinical trials or, if any current or future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of any current or future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

The facilities used by third-party manufacturers to manufacture solnerstotug or any other current or future product candidates must be authorized by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new U.S. presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as local state Medicaid programs could have a significant impact on our business in light of the higher proportion of SCD patients that utilize Medicare and Medicaid programs to pay for treatments.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, Regeneron and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Hummingbird Bioscience, Kineta, PharmAbcine Pierre Fabre and Curis, each of which are developing antibodies targeting VISTA, the target of our lead product candidate solnerstotug.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technologies and product candidates, including solnerstotug, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and biologics similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

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

Our workforce reduction may not achieve our intended outcomes.

In November 2024, we implemented certain actions to decrease operating expenses, streamline operations and focus resources on advancing the clinical development of solnerstotug. As a result, we closed our research site in Rockville, Maryland, reduced our workforce by approximately 46%, with most headcount reductions affecting our preclinical research and development group, and paused further development of our preclinical product candidates, including SNS-102, SNS-103 and SNS-201. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. Furthermore, we may undertake further similar cost-saving initiatives in the future, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, which could adversely impact our business.

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

On July 10, 2024, we received a letter from the Listing Qualifications Department of Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common shares had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq Listing Rule 5810(c)(3)(A), we received a period of 180 calendar days, or until January 6, 2025, to regain compliance with the rule referred to in this paragraph. To regain compliance, during this 180-day compliance period, our minimum bid price of listed securities had to close at $1.00 per share or more for a minimum of 10 consecutive business days. If we did not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we would be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by transferring to the Nasdaq Capital Market.

We did not regain compliance with the minimum bid price requirement prior to January 6, 2025. However, we were notified by Nasdaq in a letter dated January 7, 2025 that our application to transfer to the Nasdaq Capital Market was approved and we have until July 7, 2025 to regain compliance with the minimum bid price requirement. At the opening of business on January 8, 2025, our common stock transferred to the Nasdaq Capital Market, which operates in substantially the same manner as the Nasdaq Global Select Market, where it continues to trade under the symbol “SNSE”.

We intend to pursue a reverse stock split in connection with our 2025 annual meeting of stockholders in order to regain compliance with the minimum bid price rule.

There can be no assurance that we will maintain compliance with the requirements for listing our common shares on the Nasdaq Capital Market. Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, which would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Furthermore, certain holders of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2024, we had NOL carryforwards for federal and state income tax purposes of approximately $150.6 million and $84.4 million, respectively, a portion of which expires beginning in 2025. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $114.4 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur previously as a private company. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

As of March 24, 2025, we believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

Our computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to a variety of disruptive and evolving threats, including computer viruses, malicious or unintentional actions or inactions that cause vulnerabilities, malware, software or hardware failure, supply chain attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), credential stuffing, ransomware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, and other threats to our business operations. For example, we rely on third parties to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions. We also rely on third parties, including CROs, clinical trial sites and clinical trial vendors, to collect, store, and transmit sensitive data as part of our research activities. Our ability to monitor these third parties is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover damages, or we may be unable to recover such awards. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

Certain functional areas of our workforce work remotely on a full- or part-time basis or otherwise utilize network connections, computers and devices outside of our premises or network, which poses additional risks to our business.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

We may choose or be required to expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents, particularly where required by applicable data privacy and security laws or regulations or industry standards. Certain data privacy and security obligations require us to implement and maintain certain security measures.

While we have not experienced any significant system failure, accident or security breach to date, if such a significant event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information, significant delays or setbacks in our research, or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, be exposed to litigation (including class claims), regulatory enforcement action (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, fines, penalties, indemnification obligations, our competitive position could be harmed, our reputation could be damaged, and the further development and commercialization of our product candidates could be delayed.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data privacy and security obligations. Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will continue to be available to us on economically and commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about the company and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

We and the third parties with whom we work are subject to rapidly changing and increasingly stringent U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy, data protection and information security. Our actual or perceived failure to comply with these obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and otherwise harm our business.

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

Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. Many states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. For example, the California Consumer Privacy Act, or the CCPA, applies to personal information data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain rights concerning their personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. The CCPA provides fines for noncompliance and a limited private right of action in connection with certain data breaches. While the CCPA and other state privacy laws contain an exemption for certain personal information processed in connection with clinical trials, these developments could further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work should we become subject to these laws. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third party litigation and regulatory investigations, enforcement, fines, and penalties.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are bound by contractual obligations and our efforts to comply with such obligations may not be successful. We publish privacy policies and other statements regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security (and consumers’ data privacy obligations) are quickly changing in an increasingly stringent fashion and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Monitoring, preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations have in the past and may in the future necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change aspects of our business model or our clinical trials. Although we endeavor to comply with applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations.

If we (or third parties with whom we work) fail, or are perceived to have failed, to address or comply with data privacy, protection and security obligations, we could face significant consequences, including (without limitation): government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and/or imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We retain a third-party technology solutions firm (IT Firm) to help identify, assess and manage the Company’s cybersecurity threats and risks. The IT Firm reports to an employee who functions as our IT lead (IT Lead) and who works with our management team, including our Principal Financial Officer (PFO). Our IT Firm identifies and, in conjunction with our IT Lead, helps assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods and tools.

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

Our IT Lead is responsible for engaging and overseeing our IT Firm. In consultation with our IT Firm, our IT Lead, Principal Financial Officer and General Counsel integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicate key priorities to relevant personnel, help prepare for cybersecurity incidents, approve cybersecurity processes, and review security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to our Cybersecurity Incident Management Team, which consists of a representative from our IT Firm, IT Lead, Principal Financial Officer and General Counsel. In addition, our incident response policy includes reporting to our disclosure committee and audit committee of the board of directors for certain cybersecurity incidents.

Our audit committee receives periodic reports from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Stockholders

Our common stock is listed on the Nasdaq Capital Market under the symbol “SNSE”. As of March 24, 2025, we had 25,208,068 shares of common stock outstanding held by 196 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion and analysis comparing our results for the year ended December 31, 2023, to the year ended December 31, 2022, see our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of next-generation therapeutics for cancer patients. Through our TMAb™ (Tumor Microenvironment Activated Biologics) platform, we are developing highly selective therapeutics designed to disable immunosuppressive signals or activate immunostimulatory signals selectively in the tumor microenvironment. Our strategy is to generate novel product candidates that incorporate next-generation technologies or approaches. We plan to efficiently develop these product candidates by incorporating state-of-the-art biomarker approaches and mechanistic understanding into clinical trial designs targeted to well-defined patient populations.

We currently have one investigational product candidate, solnerstotug, in clinical development, and three preclinical product candidates.

•
Solnerstotug (formerly referred to as SNS-101) is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation).
o
In May 2023, we initiated a first-in-human Phase 1/2 open-label, multi-center, dose escalation and expansion trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of solnerstotug as monotherapy and/or in combination with cemiplimab in patients with advanced solid tumors.
o
As of March 17, 2025 an aggregate of 94 patients have been dosed in the Phase 1 portion of the clinical trial, consisting of 34 patients in the dose escalation cohort and 60 patients in the dose expansion cohort.
o
On March 27, 2025, we disclosed clinical data from the dose expansion portion of the clinical trial.
o
Subject to our ability to raise sufficient additional capital, we are planning to initiate a Phase 2 trial of solnerstotug in the first quarter of 2026, with the trial design and patient selection strategies to be informed by the ongoing dose expansion results.
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

In November 2024, we announced a plan to decrease operating expenses, streamline operations and focus resources on advancing the clinical development of solnerstotug. As a result, we closed our research site in Rockville, Maryland, reduced our workforce by approximately 46%, with most headcount reductions affecting our preclinical research and development group, and paused further development of our preclinical product candidates, including SNS-102, SNS-103 and SNS-201. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We plan to continue reviewing our financial resources with the expectation that work on our preclinical product candidates will resume if we raise sufficient additional capital.

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

We have incurred significant operating losses over the last several years. Our net loss was $30.2 million and $34.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $262.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
conduct clinical trials of product candidates, including solnerstotug;
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

Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. We use internal resources primarily to conduct research and manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we conduct our clinical trials, prepare regulatory filings for our product candidates and have increased costs associated with manufacturing.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years and significant additional development costs.

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel and recruiting expenses. Other general and administrative expenses include facility related costs, patent filing and prosecution costs and professional fees for legal, auditing and tax services, and insurance costs.

We anticipate that our general and administrative expenses will decrease slightly due to reduced payroll costs following our November 2024 restructuring. Infrastructure costs are expected to remain consistent, and other expenditures including consulting, legal, tax-related services, accounting, investor relations, and insurance premiums are expected to align with last year's levels.

Long-Lived Asset Impairment

Our long-lived asset impairments consist of charges related to the write-down of certain equipment and finance right-of-use assets due to streamlining operations and focusing resources on advancing the clinical development of solnerstotug.

Other Income (Expense)

Our other income (expense) consists of accretion on short-term investments, litigation expense, interest expense and gain or loss on fixed asset disposals.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Comparison of Years Ended December 31, 2024 and 2023

The following sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$18,627	$18,299	$328
General and administrative	13,036	18,765	(5,729)
Long-lived asset impairment	951	—	951
Total operating expenses	32,614	37,064	(4,450)
Loss from operations	(32,614)	(37,064)	4,450
Total other income	2,457	2,963	(506)
Net loss	$(30,157)	$(34,101)	$3,944

Research and Development Expenses

Research and development expenses were $18.6 million for the year ended December 31, 2024, compared to $18.3 million for the year ended December 31, 2023. The increase of $0.3 million was primarily attributable to $3.1 million of higher expense associated with clinical trials and $0.8 million of expense related to restructuring costs partially offset by $1.3 million of lower preclinical research expense, $0.9 million less for consulting fees, $0.6 million of lower outside research fees, $0.5 million of lower facilities expense, $0.2 million less expense relating to relating to lab supply purchases and $0.1 million of decreased personnel costs, including stock-based compensation and incentives.

General and Administrative Expenses

General and administrative expenses were $13.0 million for the year ended December 31, 2024, compared to $18.8 million for the year ended December 31, 2023. The decrease of $5.7 million was primarily attributable to $3.0 million of lower costs for external professional services associated with stockholder activism, $1.1 million of lower personnel costs, including stock-based compensation and incentives, $0.9 million less expense for directors and officers insurance, $0.4 million of less external communications expense, $0.3 million of less external administrative fees, $0.2 million decrease related to consulting fees and $0.1 million of lower restructuring costs, partially offset by $0.3 million of higher facilities expense.

Long-Lived Asset Impairment

Long-lived asset impairment expenses were $1.0 million for the year ended December 31, 2024, related to $0.6 million of financing right-of-use equipment lease impairments and $0.4 million of fixed asset impairments.

Other Income (Expense)

Other income was $2.5 million for the year ended December 31, 2024 primarily attributable to interest and accretion on investments.

Other income was $3.0 million for the year ended December 31, 2023 primarily attributable to a $3.5 million gain on investments relating to interest and accretion partially offset by a $0.3 million loss on asset disposals and $0.2 million for a legal matter unrelated to core business operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $41.3 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $30.2 million and $34.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $262.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(24,670)	$(32,023)
Net cash provided by investing activities	22,440	38,412
Net cash used in financing activities	(787)	(11,173)
Net decrease in cash and cash equivalents	$(3,017)	$(4,784)

Operating Activities

During the year ended December 31, 2024, our operating activities used $24.7 million of cash, resulting from our $30.2 million net loss and a $0.5 million decrease related to changes in our operating assets and liabilities partially offset by increases in non-cash charges of $6.0 million, primarily related to $3.1 million of stock compensation expense, $1.6 million of non-cash lease expense, $0.8 million of amortization of financing lease right-of-use assets, $0.6 million for financing right-of-use asset impairments, $0.6 million of depreciation and $0.3 million of loss on fixed asset impairments, partially offset by $1.0 million of accretion on marketable securities. During the year ended December 31, 2023, our operating activities used $32.0 million of cash, resulting from our $34.1 million net loss and a $4.3 million decrease related to changes in our operating assets and liabilities partially offset by increases in non-cash charges of $6.4 million primarily related to $4.5 million of stock compensation expense, $1.4 million of non-cash lease expense, $0.8 million of amortization of financing lease right-of-use assets, $0.6 million of depreciation and $0.3 million of loss on fixed asset disposals, partially offset by $1.1 million of accretion on marketable securities.

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $22.4 million, primarily due to $67.2 million in maturities of short-term investments partially offset by $44.6 million in purchases of short-term investments and $0.2 million in purchases of property and equipment. During the year ended December 31, 2023, net cash used in investing activities was $38.4 million primarily due to $59.6 million in sales and maturities of short-term investments and $0.2 million in proceeds from the sale of property and equipment, partially offset by $21.2 million in purchases of short-term investments and $0.2 million in purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $0.8 million, primarily from $0.8 million of principal payments under our financing leases. During the year ended December 31, 2023, net cash used in financing activities was $11.2 million, primarily from $10.4 million of payments for the repurchase of common stock and $0.8 million of principal payments under our financing leases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of Accounting Standards Codification (“ASC”) 842, we recorded operating right-of-use assets and operating lease liabilities for these agreements. As of December 31, 2024, we had operating lease payment obligations of $3.2 million, with $1.7 million payable within twelve months. See Note 6 in our annual financial statements included elsewhere in this Report for additional information.

Finance Leases

We lease research equipment, furniture and a vehicle under finance leases. As part of our adoption of ASC 842, we recorded financing right-of-use assets and financing lease liabilities for these leases as of January 1, 2022. As of December 31, 2024, we had finance lease payment obligations of $0.9 million, with $0.8 million payable within 12 months. See Note 6 in our annual financial statements included elsewhere in this Report for additional information.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Elimination of Series A Preferred Stock

As previously reported, on March 7, 2023, the Special Committee of the Board of Directors of the Company adopted a stockholder rights plan and declared a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. Each Right entitled the registered holder thereof under certain circumstances to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock. The terms of the Rights were set forth in a Stockholder Rights Agreement, dated as of March 7, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended, the “Rights Agreement”).

The Rights expired pursuant to the terms of the Rights Agreement on March 7, 2025. Accordingly, on March 26, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination eliminating from its Amended and Restated Certificate of Incorporation, as amended, the designation of certain shares of its preferred stock as Series A Junior Participating Cumulative Preferred Stock, which had been designated for potential use in connection with the Rights Agreement. As a result, all shares of preferred stock previously designated as Series A Junior Participating Cumulative Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

The foregoing description of the Certificate of Elimination does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Certificate of Elimination, which is included as Exhibit 3.4 hereto, and is incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities and those of public companies in which we have business dealings by our directors, executive officers, employees and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. This policy also prohibits directors, officers, and other employees from engaging in short sales, transactions in put or call options, hedging transactions, margin accounts or other inherently speculative transactions with respect to our stock at any time. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption "Ratification of Selection of Independent Registered Public Accounting Firm."

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

3.4*	Certificate of Elimination of the Series A Junior Participating Cumulative Preferred Stock of the Registrant.
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

10.9#

Employment Agreement dated July 12, 2024, by and between the Registrant and Josiah Craver (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980) filed with the SEC on November 11, 2024).

10.10#

Employment Agreement, dated October 19, 2023, by and between the Registrant and Stephanie Krebs (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on February 29, 2024).

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

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Incentive Compensation Recoupment Policy, adopted on October 2, 2023 (incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on February 29, 2024).

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

Sensei Biotherapeutics, Inc.

Date:	March 28, 2025	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Celebi	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2025
John Celebi

/s/ Josiah Craver	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 28, 2025
Josiah Craver

/s/ William Ringo	Chair	March 28, 2025
William Ringo

/s/ Bob Holmen	Director	March 28, 2025
Bob Holmen

/s/ James Peyer, Ph.D.	Director	March 28, 2025
James Peyer, Ph.D.

/s/ Thomas Ricks	Director	March 28, 2025
Thomas Ricks

/s/ Kristian Humer	Director	March 28, 2025
Kristian Humer

SENSEI BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sensei Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensei Biotherapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, common stock and stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 28, 2025

We have served as the Company’s auditor since 2016.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,994	$13,011
Marketable securities	31,341	52,746
Prepaid expenses	474	1,168
Other current assets	120	325
Total current assets	41,929	67,250
Right of use assets - operating leases, net	2,804	4,330
Right of use assets - financing leases, net	163	1,543
Property and equipment, net	417	1,165
Other non-current assets	48	86
Total assets	$45,361	$74,374
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,248	$1,694
Compensation and employee benefits liabilities	1,882	1,510
Operating lease liabilities, current	1,586	1,567
Financing lease liabilities, current	732	872
Total current liabilities	5,448	5,643
Operating lease liabilities, non-current	1,429	3,001
Financing lease liabilities, non-current	98	768
Other non-current liabilities	—	67
Total liabilities	6,975	9,479
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; zero shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 25,180,583 and 25,030,188 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	300,448	296,996
Accumulated deficit	(262,052)	(231,895)
Accumulated other comprehensive loss	(13)	(209)
Total stockholders’ equity	38,386	64,895
Total liabilities and stockholders’ equity	$45,361	$74,374

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$18,627	$18,299
General and administrative	13,036	18,765
Long-lived asset impairment	951	—
Total operating expenses	32,614	37,064
Loss from operations	(32,614)	(37,064)
Other income (expense):
Interest income	2,550	3,624
Interest expense	(90)	(144)
Loss on asset disposal	—	(302)
Other expense, net	(3)	(215)
Net loss	(30,157)	(34,101)
Net loss per common share, basic and diluted	$(1.20)	$(1.22)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,117,238	27,952,857
Comprehensive loss:
Net loss	$(30,157)	$(34,101)
Other comprehensive items:
Unrealized gain on marketable securities	196	795
Total other comprehensive income	196	795
Total comprehensive loss	$(29,961)	$(33,306)

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity

Balance at December 31, 2022	30,764,160	$3	$302,202	$(197,794)	$(1,004)	$103,407
Stock-based compensation expense	—	—	4,454	—	—	4,454
Issuance of equity in exchange for compensation	208,510	—	302	—	—	302
Surrender of shares for tax withholding	(50,343)	—	(76)	—	—	(76)
Purchase agreement, net of issuance costs and excise tax	(6,041,550)	—	(9,934)	—	—	(9,934)
Vesting of restricted stock shares	90,026	—	—	—	—	—
Employee stock purchase plan expense	59,385	—	48	—	—	48
Unrealized gain on marketable securities	—	—	—	—	795	795
Net loss	—	—	—	(34,101)	—	(34,101)
Balance at December 31, 2023	25,030,188	$3	$296,996	$(231,895)	$(209)	$64,895
Stock-based compensation expense	—	—	3,135	—	—	3,135
Issuance of equity in exchange for compensation	—	—	293	—	—	293
Surrender of shares for tax withholding	(12,361)	—	(10)	—	—	(10)
Vesting of restricted stock shares	90,177	—	—	—	—	—
Employee stock purchase plan expense	72,579	—	34	—	—	34
Unrealized gain on marketable securities	—	—	—	—	196	196
Net loss	—	—	—	(30,157)	—	(30,157)
Balance at December 31, 2024	25,180,583	$3	$300,448	$(262,052)	$(13)	$38,386

The accompanying notes are an integral part of these consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(30,157)	$(34,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,135	4,454
Depreciation and amortization	551	571
Accretion on marketable securities	(986)	(1,056)
Impairment of financing right-of-use asset assets	609	—
Impairment of equipment	342	—
Non-cash lease expense	1,554	1,357
Amortization of financing lease right-of-use assets	771	780
Loss on fixed asset disposition, net	—	302
Changes in operating assets and liabilities:
Prepaid expenses	694	(99)
Other assets	244	22
Accounts payable and accrued liabilities	(445)	(2,331)
Compensation and employee benefits	666	(650)
Operating lease liabilities	(1,581)	(1,337)
Other liabilities	(67)	65
Net cash used in operating activities	(24,670)	(32,023)
Investing activities
Purchases of property and equipment	(146)	(180)
Purchases of short-term investments	(44,595)	(21,149)
Maturities of short-term investments	67,181	59,575
Proceeds from sale of property and equipment	—	166
Net cash provided by investing activities	22,440	38,412
Financing activities
Principal payments for financing leases	(811)	(761)
Payment of employee restricted stock tax withholdings	(10)	(76)
Employee stock purchase plan proceeds	34	48
Payments for repurchase of common stock	—	(10,384)
Net cash used in financing activities	(787)	(11,173)
Net decrease in cash and cash equivalents	(3,017)	(4,784)
Cash and cash equivalents at beginning of period	13,011	17,795
Cash and cash equivalents at end of period	$9,994	$13,011
Supplemental disclosure of noncash financing information:
Share repurchase issuance costs	$—	$(86)
Issuance of equity in exchange for compensation included in compensation and employee benefits	$293	$302
Property and equipment disposals included in other assets	$—	$25
Initial measurement of operating lease right-of-use assets	$28	$331
Initial measurement of operating lease liabilities	$28	$331
Initial measurement of finance lease right-of-use assets	$1	$—

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

Since its inception, the Company has incurred substantial losses and had a net loss of $30.2 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $262.1 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities, as of December 31, 2024 of $41.3 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its current strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, stock-based compensation, accrued research and development expenses, depreciation of equipment, fair value of financial instruments, the Company’s ability to continue as a going concern and contingencies. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. As of December 31, 2024, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

Marketable Securities

Investments consist of marketable securities with original maturities greater than 90 days at the date of purchase. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value (Level 2). Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense). Realized gains or losses on debt securities are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive loss.

Balance Sheet Risk

The Company maintains each of its cash, cash equivalents and available-for-sale securities balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to significant credit risk. Periodically the Company maintains deposits in accredited financial intuitions in excess of the federally insured limits. The Company does not believe that it is subject to the unusual credit risk beyond the normal credit risk associated with the commercial banking relationships.

Leases

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

Leasehold improvements are depreciated over the shorter of their useful life or the life of the lease.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and right of use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recorded impairments of $1.0 million for the year ended December 31, 2024, consisting of $0.4 million related to property and equipment and $0.6 million related to right-of-use assets. There were no impairments recorded for the year ended December 31, 2023.

Research and Development Costs

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

Clinical trial costs are a component of research and development expenses. The Company estimates expenses incurred for clinical trials that are in process based on services performed under contractual agreements with clinical research organizations and actual clinical investigators. Included in the estimates are (1) the fee per patient enrolled as specified in the clinical trial contract with each institution participating in the clinical trial and (2) progressive data on patient enrollments obtained from participating clinical trial sites and the actual services performed. Changes in clinical trial assumptions, such as the length of time estimated to enroll all patients, rate of screening failures, patient drop-out rates, number and nature of adverse event reports, and the total number of patients enrolled can impact the average and expected cost per patient and the overall cost of the clinical trial. The Company monitors the progress of the trials and their related activities and adjusts, when appropriate, the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known. In the event of early termination of a clinical trial or site, the Company would accrue an amount based on estimates of the remaining noncancellable obligations associated with winding down the clinical trial or cancelation of a participating site.

Stock-Based Compensation

The Company accounts for all stock-based compensation, including stock options, restricted stock units and warrants, at fair value and recognizes stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of restricted stock units are equal to the closing sale price of the Company’s common stock on the date of grant.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023.

Segments

The Company manages its operations as a single segment, dedicated to discovering, developing, and advancing innovative, next-generation immunotherapies for cancer patients through its TMAb™ (Tumor Microenvironment Activated Biologics) platform. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM oversees performance assessment and resource allocation by reviewing net loss, from our consolidated statement of operations, to guide operational decisions, strategic planning, and forecasting for future periods. To support this oversight, operating expenses are closely tracked to compare budget against actual results. As a single reporting segment, the significant operating expense categories regularly provided to the CODM include research and development, and general and administrative expenses. These expense categories are reported as separate line items in our consolidated statements of operations. All segment assets are reflected as 'total assets' in the consolidated balance sheet. All equipment, leasehold improvements, and fixed assets are located in the United States, and agreements with partners are denominated in U.S. dollars, unless otherwise noted.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act"), and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless otherwise stated.

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

Recently Adopted New Accounting Standard

The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures on December 31, 2024. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the CODM and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard effective December 31, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. Adoption of ASU 2023-07 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. While early adoption is permitted, the Company has not elected to early adopt. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition, and financial statement disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$25,875	$2	$(16)	$25,861
Corporate bonds	5,479	2	(1)	5,480
Total	$31,354	4	$(17)	$31,341

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,892	$6	$(2)	$9,896
Corporate bonds	37,063	—	(40)	37,023
U.S. Government agencies	6,000	—	(173)	5,827
Total	$52,955	6	$(215)	$52,746

As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2024 and 2023.

As of December 31, 2024, an immaterial amount of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Research equipment	$1,306	$2,107
Office equipment and furniture	354	532
Leasehold improvement	253	253
Total property and equipment	1,913	2,892
Less accumulated depreciation and amortization	(1,496)	(1,727)
Property and equipment, net	$417	$1,165

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $0.6 million and $0.6 million, respectively.

For the year ended December 31, 2024, the Company recorded a charge of $0.4 million in the long-lived asset impairment line in the consolidated statements of operations and comprehensive loss, resulting from streamlining operations and focusing resources on advancing the clinical development of solnerstotug. This charge is comprised of gross write-downs of $0.9 million for research equipment and $0.2 million for office equipment and furniture, and the write-off of associated accumulated depreciation and amortization amounting to $0.6 million and $0.1 million for research equipment and office equipment and furniture, respectively. These amounts were removed from the balance sheet.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,220	$—	$—	$9,220
Investments:
Commercial paper	—	25,861	—	25,861
Corporate bonds	—	5,480	—	5,480
Total	$9,220	$31,341	$—	$40,561

	Fair value measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$12,233	$—	$—	$12,233
Investments:
Commercial paper	—	9,896	—	9,896
Corporate bonds	—	37,023	—	37,023
U.S. Government agencies	—	5,827	—	5,827
Total	$12,233	$52,746	$—	$64,979

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2024 and 2023.

6. COMMITMENTS AND CONTINGENCIES

Operating Lease

As of December 31, 2024, the Company leased office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company had $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating right-of-use assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Sublease ended on December 31, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $385 thousand and $331 thousand of income related to the Sublease for the years ended December 31, 2024 and 2023, respectively.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the year ended December 31, 2024 (in thousands):

	Year ended December 31,
	2024	2023
Lease Cost:
Amortization of finance right-of-use assets	$771	$780
Interest on finance lease liabilities	90	143
Operating lease cost	1,849	1,796
Variable lease cost	601	671
Total lease costs	3,311	3,390
Operating Sublease income	(385)	(331)
Total lease costs, net	$2,926	$3,059

During the year ended December 31, 2024, the Company recognized impairment charges on certain finance right-of-use assets due to streamlining operations and focusing resources on advancing the clinical development of solnerstotug. These charges amounted to $0.6 million, which are not included in the regular amortization expense shown in the table above. The amount related right-of-use asset impairment is recorded in the long-lived asset impairment charges line in the consolidated statements of operations and comprehensive loss.

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the year ended December 31, 2024 (in thousands, except lease term and discount rate):

	Year ended December 31,
	2024	2023
Other Operating Lease Information:
Operating cash outflows for operating leases	$1,875	$1,777
Operating cash inflows for operating subleases	$(401)	$(316)
Operating cash outflows for finance leases	$90	$143
Financing cash outflows from finance leases	$811	$761

Weighted average remaining lease term
Operating leases	1.8 years	2.8 years
Financing leases	1.1 years	2.1 years

Weighted average discount rate
Operating leases	7.7%	7.7%
Financing leases	8.6%	8.3%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2024 (in thousands):

	Operating	Financing
2025	$1,748	$757
2026	1,413	107
2027	59	0
Total future minimum lease payments	$3,220	$864
Less amount representing interest	205	34
Total lease liabilities	$3,015	$830

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

7. ACCOUNTS PAYABLE AND CURRENT ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$244	$573
Accrued expenses	847	900
Accrued restructuring (Note 15)	31	—
Other current liabilities	126	221
Total	$1,248	$1,694

8. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Common Stock Warrants

There was no common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the years ended December 31, 2024 and 2023. The following is a summary of the common stock warrants outstanding at December 31, 2024 and 2023:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	412,262	$9.81	3.71	$—
Outstanding at December 31, 2024	412,262	$9.81	2.71	$—

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 1% excise tax on the value of net corporate stock repurchases that was effective beginning on January 1, 2023. The excise tax related to stock repurchases completed in 2023 was recorded as an incremental cost in equity on the Company’s condensed consolidated balance sheets as of December 31, 2023. This amount was subsequently paid in 2024 and is no longer reflected on the Company’s condensed consolidated balance sheets as of December 31, 2024.

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) became effective in February 2021. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of December 31, 2024, 1,182,021 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in February 2021. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2024, the Company had issued 225,011 shares under the 2021 ESPP, and 972,354 shares were available to be issued under the same plan.

Stock Options

The Company has granted options to purchase shares of common stock to employees and nonexecutive directors pursuant to the 2021 Plan at a weighted average fair value of $0.49 per share and $0.99 per share during the years ended December 31, 2024 and 2023, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the year ended December 31, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,419,306	$7.12	7.29	$—
Granted	2,732,646	$0.67
Forfeited	(517,721)	$2.54
Expired	(338,419)	$6.74
Outstanding at December 31, 2024	5,295,812	$4.80	7.22	$40.82
Vested or expected to vest as of as of December 31, 2024	5,295,812	$4.80	7.22	$40.82
Exercisable at December 31, 2024	3,048,712	$7.60	5.67	$—

No stock options were exercised in the years ended December 31, 2023 and 2024, respectively.

The total fair value of options vested during the years ended December 31, 2024 and 2023 was $3.3 million and $4.4 million, respectively.

At December 31, 2024, there was approximately $1.5 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.62 years.

At December 31, 2023, there was approximately $4.1 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 1.52 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the year ended December 31, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	232,958	$2.53
Vested	(90,177)	$2.41
Forfeited	(59,340)	$2.40
Unvested at December 31, 2024	83,441	$2.75

Pursuant to the 2021 Plan, the Company granted restricted stock units which vest annually over a period of one, two, three or four years.

At December 31, 2024, there was approximately $0.1 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 1.44 years.

At December 31, 2023, there was approximately $0.4 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 2.26 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the years ended December 31, 2024:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2023	56,692	$6.19	1.16	$—
Expired	(52,082)	$5.76	—	—
Outstanding and exercisable at December 31, 2024	4,610	$11.04	3.00	$—

As of December 31, 2024, there was no unrecognized stock-based compensation expense associated with the common stock warrants.

During the years ended December 31, 2024 and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

For the Year Ended December 31,
	2024	2023
Volatility	91%-94%	93%-97%
Expected term (years)	4.9-6.0	5.5-7.0
Risk-free interest rate	3.8%–4.6%	3.6%-4.7%
Dividend rate	—%	—%
•
Volatility—The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the expected term.
•
Expected term—The Company calculates the expected term of options using the simplified method, as the Company lacks relevant historical data due to the Company’s limited operating experience.
•
Risk-free interest rate—The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant.
•
Dividend rate—The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation expense was recorded in the following line items in the consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$846	$1,022
General and administrative	2,289	3,432
Total stock-based compensation expense	$3,135	$4,454

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the years ended December 31, 2024 and 2023, the Company’s matching contributions were $238 thousand and $240 thousand, respectively.

11. COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued incentive compensation	$1,379	$1,445
Accrued restructuring - compensation (Note 15)	445	—
Other compensation related liabilities	58	65
Total	$1,882	$1,510

12. RELATED-PARTY TRANSACTIONS

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

Under the terms of the Apeiron Purchase Agreement, the Apeiron Parties agreed to withdraw their notice of intent to nominate director candidates for election to the Company’s board of directors at the 2023 annual meeting of stockholders. The Apeiron Parties additionally agreed to customary standstill restrictions, including an agreement to not acquire any additional shares of the Company’s voting securities or any of the Company’s indebtedness until the date that is the earlier of (i) four years from the date of the Apeiron Purchase Agreement and (ii) 30 days prior to the nomination deadline for the nomination of director candidates for election to the Company’s board of directors at the Company’s 2027 annual meeting of stockholders.

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

13. INCOME TAXES

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Current tax provision	—	—
Deferred:
Federal	(5,559)	(5,749)
State	(1,627)	(4,141)
Deferred tax benefit	(7,186)	(9,890)
Less change in valuation allowance	7,186	9,890
Total income tax provision	$—	$—

The components of the Company’s loss before income tax expense is comprised solely of domestic sources. The effective income tax rate for the years ended December 31, 2024 and 2023 was different from the federal statutory income tax rate primarily due to the change in valuation allowance against deferred tax assets and permanent differences primarily related to equity based compensation. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.4	12.1
Net operating loss expiration	(1.3)	(1.4)
Other	(0.2)	(1.2)
Equity-based compensation	(1.1)	(1.5)
Change in valuation allowance	(23.8)	(29.0)
Effective income tax rate	— %	— %

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

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Net operating loss carryforwards	$37,026	$33,322
Equity-based compensation	3,815	3,340
Research and development tax credit carryforwards	1,364	1,364
Capitalized R&D expenditures	14,889	12,235
Lease liabilities	896	1,344
Other accruals	1,038	1,071
Total deferred tax assets	$59,028	$52,676
Valuation allowance	(58,180)	(51,050)
Net deferred tax assets	$848	$1,626

Deferred tax liabilities:
Right-of-use assets	$(848)	$(1,626)
Total deferred tax liabilities	$(848)	$(1,626)
Net deferred tax assets (liability)	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company believes it could be subject to certain limitations on the utilization of these net operating losses pursuant to Internal Revenue Code Section 382. Therefore, the Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2024 and 2023.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and 2023.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred as of December 31, 2024. An ownership change would restrict its ability to use its NOLs or tax credit carryforwards and could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

The Company’s valuation allowance increased during the year by $7.1 million for the year ended December 31, 2024 due primarily to the generation of net operating losses and a $0.1 million change recorded to equity.

As of December 31, 2024, the Company has net operating loss carryforwards for federal and state tax reporting purposes of $150.6 million and $84.4 million, respectively, a portion of which expire beginning in 2025. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $114.4 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period. As of December 31, 2024, the Company has research and development tax credit carryforwards of approximately $1.4 million, which expire beginning in 2034.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2021 for both federal and state. However, to the extent the Company utilizes net operating losses from years prior to 2021, the statute remains open to the extent of the net operating losses or other credits are utilized.

14. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(30,157)	$(34,101)
Net loss per share—basic and diluted	$(1.20)	$(1.22)
Weighted-average number of shares used in computing net loss per share—basic and diluted	25,117,238	27,952,857

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2024	2023
Stock options to purchase common stock	5,295,812	3,419,306
Unvested restricted stock units	83,441	232,958
Warrants issued to employees and contractor to purchase common stock	4,610	56,692
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

15. RESTRUCTURING AND RELATED CHARGES

In December 2022, the Company began implementing a restructuring plan to reduce operating costs primarily associated with a reduction in the Company's workforce (the “2022 Restructuring”).

The Company incurred $0.2 million of expenses within research and development and general and administrative expenses during the year ended December 31, 2023. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support. These costs were accrued as a liability in December 2022 and settled during the year ended December 31, 2023. Aggregate costs in connection with the 2022 Restructuring also included certain contract termination costs.

In connection with the 2022 Restructuring, the Company incurred no expenses during the year ended December 31, 2024.

In November 2024, the Company announced an additional restructuring initiative to streamline operations and focus resources on advancing the clinical development of solnerstotug (the "2024 Restructuring"). As part of the 2024 Restructuring, the Company closed its research site in Rockville, Maryland, and reduced its workforce by approximately 46%, with the majority of reductions occurring in the preclinical research and development group. These actions were intended to extend the Company’s cash runway. The 2024 Restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage. Aggregate costs also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the 2024 Restructuring as of December 31, 2024 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2024	$—	$—	$—
Restructuring and other costs	723	31	754
Cash payments	(278)	—	(278)
Balance at December 31, 2024	$445	$31	$476