Form 10-Q
period 2025-03-31
Sensei Biotherapeutics, Inc.
filed 2025-05-06
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of May 2, 2025 was 25,208,068.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,877	$9,994
Marketable securities	24,454	31,341
Prepaid expenses	911	474
Other current assets	440	120
Total current assets	35,682	41,929
Right of use assets - operating leases, net	2,393	2,804
Right of use assets - financing leases, net	15	163
Property and equipment, net	159	417
Other non-current assets	24	48
Total assets	$38,273	$45,361
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,358	$1,248
Compensation and employee benefits liabilities	720	1,882
Operating lease liabilities, current	1,568	1,586
Financing lease liabilities, current	583	732
Total current liabilities	5,229	5,448
Operating lease liabilities, non-current	1,022	1,429
Financing lease liabilities, non-current	35	98
Total liabilities	$6,286	$6,975
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value and 250,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 25,208,068 and 25,180,583 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	300,906	300,448
Accumulated deficit	(268,916)	(262,052)
Accumulated other comprehensive loss	(6)	(13)
Total stockholders’ equity	31,987	38,386
Total liabilities and stockholders’ equity	$38,273	$45,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$3,725	$4,917
General and administrative	3,549	3,813
Total operating expenses	7,274	8,730
Loss from operations	(7,274)	(8,730)
Other income (expense):
Interest income	405	768
Interest expense	(13)	(28)
Gain on asset disposal	20	—
Other expense, net	(2)	(2)
Net loss	(6,864)	(7,992)
Net loss per common share, basic and diluted	$(0.27)	$(0.32)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,192,363	25,049,111
Comprehensive loss:
Net loss	$(6,864)	$(7,992)
Other comprehensive items:
Unrealized gain on marketable securities	7	72
Total other comprehensive income	7	72
Total comprehensive loss	$(6,857)	$(7,920)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity

Balance at December 31, 2023	25,030,188	$3	$296,996	$(231,895)	$(209)	$64,895
Stock-based compensation expense	—	—	1,216	—	—	1,216
Issuance of equity in exchange for compensation	—	—	293	—	—	293
Surrender of shares for tax withholding	(12,361)	—	(10)	—	—	(10)
Vesting of restricted stock shares	56,131	—	—	—	—	—
Surrender of shares for tax withholding						—
Unrealized gain on marketable securities	—	—	—	—	72	72
Net loss				(7,992)		(7,992)
Balance at March 31, 2024	25,073,958	$3	$298,495	$(239,887)	$(137)	$58,474

Balance at December 31, 2024	25,180,583	$3	$300,448	$(262,052)	$(13)	$38,386
Stock-based compensation expense	—	—	461	—	—	461
Surrender of shares for tax withholding	(7,834)	—	(3)	—	—	(3)
Vesting of restricted stock shares	35,319	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(6,864)	—	(6,864)
Balance at March 31, 2025	25,208,068	$3	$300,906	$(268,916)	$(6)	$31,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(6,864)	$(7,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	461	1,216
Depreciation and amortization	30	137
Accretion on marketable securities	(257)	(114)
Non-cash lease expense	411	370
Amortization of financing lease right-of-use assets	4	194
Gain on asset disposal	(20)	—
Changes in operating assets and liabilities:
Prepaid expenses	(438)	(716)
Other assets	57	56
Accounts payable and accrued liabilities	1,109	306
Compensation and employee benefits	(1,163)	(703)
Operating lease liabilities	(424)	(371)
Other liabilities	—	1
Net cash used in operating activities	(7,094)	(7,616)
Investing activities
Purchases of property and equipment	—	(37)
Purchases of short-term investments	(6,349)	(6,259)
Maturities of short-term investments	13,500	12,066
Proceeds from sale of property and equipment	40	—
Net cash provided by investing activities	7,191	5,770
Financing activities
Principal payments for financing leases	(211)	(199)
Payment of employee restricted stock tax withholdings	(3)	(10)
Net cash used in financing activities	(214)	(209)
Net decrease in cash and cash equivalents	(117)	(2,055)
Cash and cash equivalents at beginning of period	9,994	13,011
Cash and cash equivalents at end of period	$9,877	$10,956
Supplemental disclosure of noncash financing information:
Issuance of equity in exchange for compensation included in compensation and employee benefits	$—	$293
Asset disposals included in other assets	$(353)	$—
Initial measurement of finance lease right-of-use assets	$—	$1

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. As a result, the Company has incurred substantial losses and had a net loss of $6.9 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $268.9 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future, and as a result the Company’s liquidity position continues to tighten with the passage of time. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Based on the Company’s available cash, cash equivalents and marketable securities and current operating plans excluding any financing, the Company will not have sufficient cash and cash equivalents to fund its operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. The Company will need additional financing to support its continuing operations and pursue its current strategy. Until the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. As of March 31, 2025, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Segments

The Company manages its operations as a single segment, dedicated to discovering, developing, and advancing innovative, next-generation immunotherapies for cancer patients through its TMAb™ (Tumor Microenvironment Activated Biologics) platform. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM oversees performance assessment and resource allocation by reviewing net loss from our condensed consolidated statement of operations to guide operational decisions, strategic planning, and forecasting for future periods. To support this oversight, operating expenses are closely tracked to compare budget against actual results. As a single reporting segment, the significant operating expense categories regularly provided to the CODM include research and development and general and administrative expenses. These expense categories are reported as separate line items in our condensed consolidated statements of operations. All segment assets are reflected as 'total assets' in the condensed consolidated balance sheet. All equipment, leasehold improvements, and fixed assets are located in the United States, and agreements with partners are denominated in U.S. dollars, unless otherwise noted.

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

Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. Leases with a term of one year or less are expensed as rent in the period incurred. The Company elected not to separate lease and non-lease components for all underlying assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. For leases that existed prior to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”), the Company used the remaining lease term to determine the appropriate incremental borrowing rate.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company is currently evaluating the impact of this standard on related year-end tax disclosures. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition, and financial statement disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$22,123	$—	$(7)	$22,116
Corporate bonds	2,337	1	—	2,338
Total	$24,460	1	$(7)	$24,454

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$25,875	$2	$(16)	$25,861
Corporate bonds	5,479	2	(1)	5,480
Total	$31,354	4	$(17)	$31,341

As of March 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2025.

As of March 31, 2025, an immaterial amount of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,103	$—	$—	$9,103
Investments:
Commercial paper	—	22,116	—	22,116
Corporate bonds	—	2,338	—	2,338
Total	$9,103	$24,454	$—	$33,557

	Fair value measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,220	$—	$—	$9,220
Investments:
Commercial paper	—	25,861	—	25,861
Corporate bonds	—	5,480	—	5,480
Total	$9,220	$31,341	$—	$40,561

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2025 and 2024.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Research equipment	$—	$1,306
Office equipment and furniture	354	354
Leasehold improvement	253	253
Total property and equipment	607	1,913
Less accumulated depreciation and amortization	(448)	(1,496)
Property and equipment, net	$159	$417

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $30 thousand and $137 thousand, respectively.

During the three months ended March 31, 2025, the Company disposed of all research equipment through the sale of fixed assets, resulting in a reduction of the gross carrying amount to zero. The related accumulated depreciation of $1,078 thousand was written off in connection with this disposal. A gain of $23 thousand was recognized on the sale and is included in the other income (expense) line in the condensed consolidated statements of operations and comprehensive loss for the period.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2025, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the "Sublease") with respect to part of its existing Boston office and laboratory facilities (the "Head Lease"). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the ROU asset or lease liability associated with the Head Lease. The Sublease ended on December 31, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $94 thousand of income related to the Sublease for the three months ended March 31, 2024.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Cost:
Amortization of finance ROU assets	$4	$194
Interest on finance lease liabilities	14	28
Operating lease cost	463	462
Variable lease cost	196	154
Total lease costs	677	838
Operating Sublease income	—	(94)
Total lease costs, net	$677	$744

During the three months ended March 31, 2025, the Company disposed of research equipment classified as a ROU asset under a lease agreement. The ROU asset was sold, resulting in a loss of $3 thousand, which is included in the other income (expense) line in the condensed consolidated statements of operations and comprehensive loss for the period.

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2025 and 2024 (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2025	2024
Other Operating Lease Information:
Operating cash outflows for operating leases	$476	$462
Operating cash inflows for operating subleases	$—	$(98)
Operating cash outflows for finance leases	$14	$28
Financing cash outflows from finance leases	$211	$199

Weighted average remaining lease term
Operating leases	1.6 years	2.5 years
Financing leases	0.9 years	1.8 years

Weighted average discount rate
Operating leases	7.6%	7.7%
Financing leases	8.7%	8.3%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2025 (in thousands):

	Operating	Financing
2025	$1,272	$532
2026	1,413	107
2027	59	—
Total future minimum lease payments	$2,744	$639
Less amount representing interest	154	21
Total lease liabilities	$2,590	$618

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

7. ACCOUNTS PAYABLE AND CURRENT ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$361	$244
Accrued expenses	1,909	847
Accrued restructuring (Note 14)	13	31
Other current liabilities	75	126
Total	$2,358	$1,248

8. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Common Stock Warrants

There was no common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the three months ended March 31, 2025. The following is a summary of the common stock warrants outstanding at March 31, 2025 and December 31, 2024:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	412,262	$9.81	2.71	$—
Outstanding at March 31, 2025	412,262	$9.81	2.46	$—

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

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) became effective in February 2021. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 5,000,000, which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of March 31, 2025, 1,354,594 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in February 2021. A total of 333,333 shares of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2025, the Company had issued 225,011 shares under the 2021 ESPP, and 1,224,159 shares were available to be issued under the same plan.

Stock Options

The Company has granted options to purchase shares of common stock to employees pursuant to the 2021 Plan at a weighted average grant date fair value of $0.37 per share during the three months ended March 31, 2025. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the three months ended March 31, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,295,812	$4.80	7.22	$41
Granted	849,500	$0.48
Forfeited	(11,984)	$1.39
Expired	(1,354)	$0.80
Outstanding at March 31, 2025	6,131,974	$4.21	7.36	$—
Vested or expected to vest as of as of March 31, 2025	6,131,974	$4.21	7.36	$—
Exercisable at March 31, 2025	3,336,286	$7.16	5.65	$—

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2025. There were no stock options exercised in the three months ended March 31, 2025.

The grant date fair value of options vested during the three months ended March 31, 2025 and 2024 was $0.6 million and $1.2 million, respectively.

At March 31, 2025, there was $1.3 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.23 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the three months ended March 31, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	83,441	$2.75
Vested	(35,319)	$3.05
Forfeited	(1,512)	$2.06
Unvested at March 31, 2025	46,610	$2.54

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the three months ended March 31, 2025.

At March 31, 2025, there was approximately $0.1 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 1.24 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the three months ended March 31, 2025:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2024	4,610	$11.04	3.00	$—
Outstanding and exercisable at March 31, 2025	4,610	$11.04	2.75	$—

As of March 31, 2025 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the three months ended March 31, 2025 and 2024, respectively, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	For the Three Months Ended March 31,
	2025	2024
Volatility	94%	91%-93%
Expected term (years)	6.0	5.0-6.0
Risk-free interest rate	4.4%	3.9%–4.2%
Dividend rate	—%	—%

•
Volatility—The Company lacks sufficient Company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility and will continue to do so until it has adequate historical data regarding the volatility of its own traded stock price.
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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$126	$339
General and administrative	335	877
Total stock-based compensation expense	$461	$1,216

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended March 31, 2025 and 2024, the Company’s matching contributions were $58 thousand and $82 thousand, respectively.

11. COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued incentive compensation	$542	$1,379
Accrued restructuring - compensation (Note 14)	124	445
Other compensation related liabilities	54	58
Total	$720	$1,882

12. INCOME TAXES

The Company recorded no provision for income taxes for the three months ended March 31, 2025 and 2024.

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

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,864)	$(7,992)
Net loss per share—basic and diluted	$(0.27)	$(0.32)
Weighted-average number of shares used in computing net loss per share—basic and diluted	25,192,363	25,049,111

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	6,131,974	4,815,364
Unvested restricted stock units	46,610	161,961
Warrants issued to employees and contractor to purchase common stock	4,610	56,692
Warrants issued related to convertible notes and other equity agreements	412,262	412,262

14. RESTRUCTURING AND RELATED CHARGES

In November 2024, the Company announced a restructuring initiative to streamline operations and focus resources on advancing the clinical development of solnerstotug (the "Restructuring"). As part of the Restructuring, the Company closed its research site in Rockville, Maryland, and reduced its workforce by approximately 46%, with the majority of reductions occurring in the preclinical research and development group. These actions were intended to extend the Company’s cash runway. The Restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage. Aggregate costs also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring as of March 31, 2025 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2024	$—	$—	$—
Restructuring and other costs	723	31	754
Cash payments	(278)	—	(278)
Balance at December 31, 2024	445	31	476
Restructuring and other costs, net	25	(2)	23
Cash payments	(346)	(16)	(362)
Balance at March 31, 2025	$124	$13	$137

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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
o
On March 27, 2025, we disclosed clinical data from the dose expansion portion of the clinical trial, showing favorable activity in patients with PD-(L)1 resistant “hot” tumors.
o
As of May 1, 2025 an aggregate of 97 patients have been dosed in the Phase 1 portion of the clinical trial, consisting of 34 patients in the dose escalation cohort and 63 patients in the dose expansion cohort. The 63 patients in the dose expansion cohort consist of:
▪
10 microsatellite stable (MSS) CRC patients in the monotherapy arm; and
▪
53 patients in the cemiplimab combination arm, consisting of 10 MSS CRC patients and 43 PD-(L)1 resistant "hot" tumor patients.
o
Enrollment in the Phase 1 portion of the clinical trial is now complete, and we expect to present updated clinical data from the dose expansion cohort by the end of 2025.
o
Subject to our ability to raise sufficient additional capital, we are planning to initiate a Phase 2 trial of solnerstotug in the first quarter of 2026, with the trial design and patient selection strategies to be informed by the ongoing dose expansion portion of the trial.
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

In November 2024, we announced a plan to decrease operating expenses, streamline operations and focus resources on advancing the clinical development of solnerstotug (the "Restructuring"). As a result, we closed our research site in Rockville, Maryland, reduced our workforce by approximately 46%, with most headcount reductions affecting our preclinical research and development group, and paused further development of our preclinical product candidates, including SNS-102, SNS-103 and SNS-201. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We plan to continue reviewing our financial resources with the expectation that work on our preclinical product candidates will resume if we raise sufficient additional capital.

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

We have incurred significant operating losses over the last several years. Our net loss was $6.9 million and $8.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $268.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

We anticipate that our general and administrative expenses will decrease slightly due to reduced payroll costs following the Restructuring. Infrastructure costs are expected to remain consistent, and other expenditures including consulting, legal, tax-related services, accounting, investor relations, and insurance premiums are expected to align with last year's levels.

Other Income (Expense)

Our other income (expense) consists of accretion on short-term investments, interest expense and gain or loss on fixed asset disposals.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$3,725	$4,917	$(1,192)
General and administrative	3,549	3,813	(264)
Total operating expenses	7,274	8,730	(1,456)
Loss from operations	(7,274)	(8,730)	1,456
Total other income	410	738	(328)
Net loss	$(6,864)	$(7,992)	$1,128

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended March 31, 2025, compared to $4.9 million for the three months ended March 31, 2024. The decrease of $1.2 million was primarily attributable to $0.8 million of lower personnel costs, including stock-based compensation and incentives, $0.4 million of lower facilities and equipment cost, $0.3 million less expense relating to relating to lab supply purchases, $0.2 million of lower preclinical research expense, $0.1 million less outside research fees and $0.1 million of lower manufacturing cost, partially offset by $0.7 million of higher expense associated with clinical trials.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2025, compared to $3.8 million for the three months ended March 31, 2024. The decrease of $0.3 million was primarily attributable to $0.6 million of lower personnel costs, including stock-based compensation and incentives, and $0.1 million of less expense for directors and officers insurance, primarily offset by $0.3 million of higher consulting cost and $0.1 million higher cost for external administrative fees.

Other Income

Other income was $0.4 million for the three months ended March 31, 2025, compared to other income of $0.7 million for the three months ended March 31, 2024. The other income decrease of $0.3 million was primarily related to a $0.3 million decrease in interest income.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $34.3 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $6.9 million and $8.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $268.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,094)	$(7,616)
Net cash provided by investing activities	7,191	5,770
Net cash used in financing activities	(214)	(209)
Net decrease in cash and cash equivalents	$(117)	$(2,055)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $7.1 million, primarily resulting from our $6.9 million net loss and a $0.9 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $0.6 million, primarily related to $0.5 million of stock compensation expense and $0.4 million of non-cash lease expense, partially offset by $0.3 million of accretion on marketable securities.

During the three months ended March 31, 2024, net cash used in operating activities was $7.6 million, primarily resulting from our $8.0 million net loss and a $1.4 million increase in our operating assets and liabilities partially offset by increases in non-cash charges of $1.8 million which included $1.2 million of stock compensation expense, $0.4 million of non-cash lease expense, $0.2 million for amortization of financing lease ROU assets, and $0.1 million for depreciation and amortization, partially offset by $0.1 million of accretion on marketable securities.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $7.2 million, primarily due to $13.5 million in maturities of short-term investments, partially offset by $6.3 million in purchases of short-term investments.

During the three months ended March 31, 2024, net cash provided by investing activities was $5.8 million primarily due to $12.1 million in sales and maturities of short-term investments, partially offset by $6.3 million in purchases of short-term investments.

Financing Activities

During the three months ended March 31, 2025 and 2024, net cash used in financing activities was $0.2 million, primarily consisting of $0.2 million of principal payments under our financing leases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash from our existing cash, cash equivalents and marketable securities.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of ASC 842, we recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022. As of

March 31, 2025, we had operating lease payment obligations of $2.7 million, with $1.3 million payable for the remainder of 2025. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment and furniture under finance leases. As part of our adoption of ASC 842, we recorded financing ROU assets and financing lease liabilities for these leases as of January 1, 2022. As of March 31, 2025, we had finance lease payment obligations of $0.6 million, with $0.5 million payable for the remainder of 2025. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Based on our available cash, cash equivalents, and marketable securities, and our current operating plans excluding any financing, we expect to be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We have concluded that there is substantial doubt about our ability to continue as a going concern beyond one year from the issuance of these financial statements, and we will require additional financing to support our operations, which we may be unable to obtain on favorable terms or at all. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2025.

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

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. Therefore, the reported results of operations contained in our condensed consolidated financial statements may not be directly comparable to those of other public companies.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of international conflicts and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may in the future further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We have incurred significant net losses since our inception. Our net loss was $6.9 million and $8.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $268.9 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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
•
resume the research and development of our other product candidates;
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

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of March 31. 2025, we had an accumulated deficit of $268.9 million and had cash and cash equivalents of $34.3 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, May 6, 2025, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If we are not able to obtain the necessary additional financing on a timely or commercially reasonable basis, we will be forced to delay or scale down some or all of our development activities (or perhaps even cease the operation of our business). If we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our condensed consolidated financial statements may not be directly comparable to those of other public companies.

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

As of May 2, 2025, we believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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
3.3

Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 2023, File No. 005-92222)

3.4

Certificate of Elimination of the Series A Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 28, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Sensei Biotherapeutics, Inc.

Date:	May 6, 2025	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	May 6, 2025	By:	/s/ Josiah Craver
Josiah Craver
Senior Vice President of Finance
Principal Financial and Accounting Officer