Form 10-Q
period 2025-06-30
Sensei Biotherapeutics, Inc.
filed 2025-08-05
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2025 was 1,261,290.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,557	$9,994
Marketable securities	16,071	31,341
Prepaid expenses	828	474
Other current assets	116	120
Total current assets	29,572	41,929
Right-of-use assets - operating leases, net	2,034	2,804
Right-of-use assets - financing leases, net	10	163
Property and equipment, net	143	417
Other non-current assets	24	48
Total assets	$31,783	$45,361
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,135	$1,248
Compensation and employee benefits liabilities	775	1,882
Operating lease liabilities, current	1,622	1,586
Financing lease liabilities, current	341	732
Total current liabilities	3,873	5,448
Operating lease liabilities, non-current	592	1,429
Financing lease liabilities, non-current	4	98
Total liabilities	$4,469	$6,975
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value and 12,500,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,261,290 and 1,258,940 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	301,177	300,451
Accumulated deficit	(273,852)	(262,052)
Accumulated other comprehensive loss	(11)	(13)
Total stockholders’ equity	27,314	38,386
Total liabilities and stockholders’ equity	$31,783	$45,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,533	$4,584	$6,258	$9,501
General and administrative	2,673	3,203	6,222	7,016
Total operating expenses	5,206	7,787	12,480	16,517
Loss from operations	(5,206)	(7,787)	(12,480)	(16,517)
Other income (expense):
Interest income	321	669	726	1,437
Interest expense	(10)	(24)	(23)	(52)
Loss on asset disposal	(40)	—	(20)	—
Other expense, net	(1)	—	(3)	(2)
Net loss	(4,936)	(7,142)	(11,800)	(15,134)
Net loss per common share, basic and diluted	$(3.91)	$(5.69)	$(9.36)	$(12.07)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,260,867	1,255,145	1,260,202	1,253,760
Comprehensive loss:
Net loss	$(4,936)	$(7,142)	$(11,800)	$(15,134)
Other comprehensive items:
Unrealized (loss) gain on marketable securities	(5)	44	2	116
Total other comprehensive (loss) income	(5)	44	2	116
Total comprehensive loss	$(4,941)	$(7,098)	$(11,798)	$(15,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity

Balance at December 31, 2023	1,251,432	$—	$296,999	$(231,895)	$(209)	$64,895
Stock-based compensation expense	—	—	1,216	—	—	1,216
Issuance of equity in exchange for compensation	—	—	293	—	—	293
Surrender of shares for tax withholding	(616)	—	(10)	—	—	(10)
Vesting of restricted stock shares	2,798	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	72	72
Net loss	—	—	—	(7,992)	—	(7,992)
Balance at March 31, 2024	1,253,614	-	298,498	(239,887)	(137)	58,474
Stock-based compensation expense	—	—	795	—	—	795
Employee stock purchase plan expense	2,166	—	21	—	—	21
Vesting of restricted stock shares	350	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	44	44
Net loss	—	—	—	(7,142)	—	(7,142)
Balance at June 30, 2024	1,256,130	$-	$299,314	$(247,029)	$(93)	$52,192

Balance at December 31, 2024	1,258,940	$—	$300,451	$(262,052)	$(13)	$38,386
Stock-based compensation expense	—	—	461	—	—	461
Surrender of shares for tax withholding	(390)	—	(3)	—	—	(3)
Vesting of restricted stock shares	1,768	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(6,864)	—	(6,864)
Balance at March 31, 2025	1,260,318	-	300,909	(268,916)	(6)	31,987
Stock-based compensation expense	—	—	264	—	—	264
Employee stock purchase plan expense	1,004	—	5	—	—	5
Cash-in-lieu of fractional shares for reverse stock split	(32)	—	(1)	—	—	(1)
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(4,936)	—	(4,936)
Balance at June 30, 2025	1,261,290	$—	$301,177	$(273,852)	$(11)	$27,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(11,800)	$(15,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	725	2,011
Depreciation and amortization	62	272
Accretion on marketable securities	(442)	(359)
Non-cash lease expense	770	757
Amortization of financing lease right-of-use assets	9	387
Loss on asset disposal	20	—
Changes in operating assets and liabilities:
Prepaid expenses	(354)	(345)
Other assets	28	183
Accounts payable and accrued liabilities	(113)	(48)
Compensation and employee benefits	(1,107)	(369)
Operating lease liabilities	(801)	(763)
Net cash used in operating activities	(13,003)	(13,408)
Investing activities
Purchases of property and equipment	(16)	(146)
Purchases of short-term investments	(8,786)	(17,993)
Maturities of short-term investments	24,500	30,816
Proceeds from sale of property and equipment	250	—
Net cash provided by investing activities	15,948	12,677
Financing activities
Principal payments for financing leases	(525)	(400)
Proceeds from the sale of financing lease assets	142	—
Payment of employee restricted stock tax withholdings	(3)	(10)
Employee stock purchase plan proceeds	5	21
Cash in lieu of fractional shares for reverse stock split	(1)	—
Net cash used in financing activities	(382)	(389)
Net increase (decrease) in cash and cash equivalents	2,563	(1,120)
Cash and cash equivalents at beginning of period	9,994	13,011
Cash and cash equivalents at end of period	$12,557	$11,891
Supplemental disclosure of noncash financing information:
Issuance of equity in exchange for compensation included in compensation and employee benefits	$—	$293
Initial measurement of finance lease right-of-use assets	$—	$1

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. As a result, the Company has incurred substantial losses and had a net loss of $11.8 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $273.9 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future, and as a result the Company’s liquidity position continues to tighten with the passage of time. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Reverse stock split

On June 16, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) and a corresponding reduction in the total number of authorized shares of its common stock from 250,000,000 shares to 12,500,000 shares, as authorized at the Company’s 2025 annual meeting of stockholders held on May 21, 2025 and approved by the Company’s board of directors on June 3, 2025. As a result of the Reverse Stock Split, every 20 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value of $0.0001 per share. No fractional shares were issued as a result of the Reverse Stock Split. Shareholders entitled to a fractional share received a cash payment based on the average closing sales price of the Company’s common stock on The Nasdaq Stock Market for the five trading days immediately preceding the filing date of the Certificate of Amendment. All historical share and per share amounts reflected throughout the financial statements have been adjusted to reflect the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants, the number of shares of common stock reserved for future issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. As of June 30, 2025, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Segments

The Company manages its operations as a single segment, dedicated to discovering, developing, and advancing innovative, next-generation immunotherapies for cancer patients through its TMAb™ (Tumor Microenvironment Activated Biologics) platform. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM oversees performance assessment and resource allocation by reviewing net loss from our condensed consolidated statement of operations to guide operational decisions, strategic planning, and forecasting for future periods. To support this oversight, operating expenses are closely tracked to compare budget against actual results. As a single reporting segment, the significant operating expense categories regularly provided to the CODM include research and development and general and administrative expenses. These expense categories are reported as separate line items in our condensed consolidated statements of operations. All segment assets are reflected as ‘total assets’ in the condensed consolidated balance sheet. All equipment, leasehold improvements, and fixed assets are located in the United States, and agreements with partners are denominated in U.S. dollars, unless otherwise noted.

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition, and financial statement disclosures.

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$13,743	$—	$(10)	$13,733
Corporate bonds	2,339	—	(1)	2,338
Total	$16,082	$—	$(11)	$16,071

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$25,875	$2	$(16)	$25,861
Corporate bonds	5,479	2	(1)	5,480
Total	$31,354	$4	$(17)	$31,341

As of June 30, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2025.

As of June 30, 2025, an immaterial amount of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,784	$—	$—	$11,784
Investments:
Commercial paper	—	13,733	—	13,733
Corporate bonds	—	2,338	—	2,338
Total	$11,784	$16,071	$—	$27,855

	Fair value measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,220	$—	$—	$9,220
Investments:
Commercial paper	—	25,861	—	25,861
Corporate bonds	—	5,480	—	5,480
Total	$9,220	$31,341	$—	$40,561

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2025 and 2024.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Research equipment	$—	$1,306
Office equipment and furniture	370	354
Leasehold improvement	253	253
Total property and equipment	623	1,913
Less accumulated depreciation and amortization	(480)	(1,496)
Property and equipment, net	$143	$417

Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $62 thousand and $272 thousand, respectively.

During the six months ended June 30, 2025, the Company disposed of all research equipment through the sale of fixed assets, resulting in a reduction of the gross carrying amount to zero. The related accumulated depreciation of $1,078 thousand was written off in connection with this disposal. A gain of $23 thousand was recognized on the sale and is included in the other income (expense) line in the condensed consolidated statements of operations and comprehensive loss for the period.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2025, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022.

The Company entered into an operating sublease agreement on January 18, 2023 (the “Sublease”) with respect to part of its existing Boston office and laboratory facilities (the “Head Lease”). The Company accounted for the Head Lease and the Sublease as separate contracts and there was no effect on the ROU asset or lease liability associated with the Head Lease. The Sublease ended on December 31, 2024. The Head Lease rent expense is presented separately from income related to the Sublease and both are reported as components of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $191 thousand of income related to the Sublease for the six months ended June 30, 2024.

Finance Leases

The Company leases research equipment and furniture under finance leases.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Lease Cost:
Amortization of finance ROU assets	$9	$387
Interest on finance lease liabilities	23	52
Operating lease cost	866	924
Variable lease cost	428	342
Total lease costs	1,326	1,705
Operating Sublease income	—	(191)
Total lease costs, net	$1,326	$1,514

During the six months ended June 30, 2025, the Company disposed of research equipment classified as a ROU asset under a lease agreement. The ROU asset was sold, resulting in a loss of $43 thousand, which is included in the other income (expense) line in the condensed consolidated statements of operations and comprehensive loss for the period.

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the six months ended June 30, 2025 and 2024 (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2025	2024
Other Operating Lease Information:
Operating cash outflows for operating leases	$897	$929
Operating cash inflows for operating subleases	$—	$(199)
Operating cash outflows for finance leases	$23	$52
Financing cash outflows from finance leases	$525	$400

Weighted average remaining lease term
Operating leases	1.4 years	2.3 years
Financing leases	0.7 years	1.6 years

Weighted average discount rate
Operating leases	7.6%	7.7%
Financing leases	10.0%	8.4%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2025 (in thousands):

	Operating	Financing
2025	$852	$274
2026	1,413	81
2027	59	—
Total future minimum lease payments	2,324	355
Less amount representing interest	110	10
Total lease liabilities	$2,214	$345

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

7. ACCOUNTS PAYABLE AND CURRENT ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$351	$244
Accrued expenses	704	847
Accrued restructuring (Note 14)	4	31
Other current liabilities	76	126
Total	$1,135	$1,248

8. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Common Stock Warrants

The following is a summary of the common stock warrant activity for the six months ended June 30, 2025, related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	20,609	$195.80	2.70	$—
Expired	(19,466)	$79.00	—	—
Outstanding at June 30, 2025	1,143	$2,185.04	3.66	$—

9. STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”) provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Upon the effectiveness of the 2021 Plan, the Company ceased issuing new awards under the 2018 Plan.

2021 Equity Incentive Plan

The 2021 Plan became effective in February 2021. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 250,000 (5,000,000 prior to Reverse Stock Split), which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of June 30, 2025, 78,976 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 ESPP became effective in February 2021. A total of 16,666 shares (333,333 prior to Reverse Stock Split) of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2025, the Company had issued 12,220 shares under the 2021 ESPP, and 60,237 shares were available to be issued under the same plan.

Stock Options

The Company has granted options to purchase shares of common stock to employees pursuant to the 2021 Plan at a weighted average grant date fair value of $7.17 per share during the six months ended June 30, 2025. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the six months ended June 30, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	264,741	$95.96	7.22	$41
Granted	47,224	$9.21
Forfeited	(3,155)	$18.28
Expired	(13,461)	$130.25
Outstanding at June 30, 2025	295,349	$81.36	7.43	$10
Vested or expected to vest as of June 30, 2025	295,349	$81.36	7.43	$10
Exercisable at June 30, 2025	159,429	$139.95	5.91	$1

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2025. There were no stock options exercised in the six months ended June 30, 2025.

The grant date fair value of options vested during the six months ended June 30, 2025 and 2024 was $0.7 million and $2.0 million, respectively.

At June 30, 2025, there was $1.1 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.16 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the six months ended June 30, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	4,178	$55.01
Vested	(1,768)	$61.07
Forfeited	(136)	$35.78
Unvested at June 30, 2025	2,274	$51.44

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the six months ended June 30, 2025.

At June 30, 2025, there was approximately $0.1 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 1.02 years.

Common Stock Warrants

There was no common stock warrant activity related to common stock warrants for the six months ended June 30, 2025. The following is a summary of the common stock warrants outstanding at June 30, 2025 and December 31, 2024:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2024	229	$217.49	2.98	$—
Outstanding and exercisable at June 30, 2025	229	$217.49	2.49	$—

As of June 30, 2025 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the six months ended June 30, 2025 and 2024, respectively, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

For the Six Months Ended June 30,
	2025	2024
Volatility	94%-96%	91%-94%
Expected term (years)	5.5-6.0	5.0-6.0
Risk-free interest rate	4.2%-4.4%	3.9%–4.6%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$82	$226	$208	$565
General and administrative	182	569	517	1,446
Total stock-based compensation expense	$264	$795	$725	$2,011

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended June 30, 2025 and 2024, the Company’s matching contributions were $43 thousand and $58 thousand, respectively. During the six months ended June 30, 2025 and 2024, the Company’s matching contributions were $101 thousand and $140 thousand, respectively.

11. COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued incentive compensation	$735	$1,379
Accrued restructuring - compensation (Note 14)	—	445
Other compensation related liabilities	40	58
Total	$775	$1,882

12. INCOME TAXES

The Company recorded no provision for income taxes for the six months ended June 30, 2025 and 2024.

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (OBBB). The OBBB contains several changes to corporate taxation, including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,936)	$(7,142)	$(11,800)	$(15,134)
Net loss per share—basic and diluted	$(3.91)	$(5.69)	$(9.36)	$(12.07)
Weighted-average number of shares used in computing net loss per share—basic and diluted	1,260,867	1,255,145	1,260,202	1,253,760

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Six Months Ended June 30,
	2025	2024
Stock options to purchase common stock	295,349	230,980
Unvested restricted stock units	2,274	6,654
Warrants issued to employees and contractor to purchase common stock	229	2,831
Warrants issued related to convertible notes and other equity agreements	1,143	20,609

14. RESTRUCTURING AND RELATED CHARGES

In November 2024, the Company announced a restructuring initiative to streamline operations and focus resources on advancing the clinical development of solnerstotug (the “Restructuring”). As part of the Restructuring, the Company closed its research site in Rockville, Maryland, and reduced its workforce by approximately 46%, with the majority of reductions occurring in the preclinical research and development group. These actions were intended to extend the Company’s cash runway. The Restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage. Aggregate costs also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring as of June 30, 2025 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2024	$—	$—	$—
Restructuring and other costs	723	31	754
Cash payments	(278)	—	(278)
Balance at December 31, 2024	445	31	476
Restructuring and other costs, net	25	(2)	23
Cash payments	(346)	(16)	(362)
Balance at March 31, 2025	124	13	137
Restructuring and other costs, net	—	(3)	(3)
Cash payments	(124)	(6)	(130)
Balance at June 30, 2025	$-	$4	$4

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

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-20 reverse stock split of our common stock that became effective on June 16, 2025 (the “Reverse Stock Split”), and all references to historical share and per share amounts give effect to the Reverse Stock Split.

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
o
As of May 1, 2025 an aggregate of 97 patients have been dosed in the Phase 1 portion of the clinical trial, consisting of 34 patients in the dose escalation cohort and 64 patients in the dose expansion cohort. The 64 patients in the dose expansion cohort consist of:
▪
10 microsatellite stable (MSS) CRC patients in the monotherapy arm; and
▪
54 patients in the cemiplimab combination arm, consisting of 10 MSS CRC patients and 44 PD-(L)1 resistant “hot” tumor patients. 41 out of 44 patients in the “hot” tumor cohort had received and progressed on a prior PD-(L)1 inhibitor.
o
Enrollment in the Phase 1 portion of the clinical trial is now complete, and we expect to present updated clinical data from the dose expansion cohort, including 6-month progression free survival, by the end of 2025.
o
Subject to our ability to raise sufficient additional capital, we are planning to initiate Phase 2 studies of solnerstotug in 2026, with the trial design and patient selection strategies to be informed by the ongoing dose expansion portion of the trial.

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

In November 2024, we announced a plan to decrease operating expenses, streamline operations and focus resources on advancing the clinical development of solnerstotug (the “Restructuring”). As a result, we closed our research site in Rockville, Maryland, reduced our workforce by approximately 46%, with most headcount reductions affecting our preclinical research and development group, and paused further development of our preclinical product candidates, including SNS-102, SNS-103 and SNS-201. With this realignment of resources, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We plan to continue reviewing our financial resources with the expectation that work on our preclinical product candidates will resume if we raise sufficient additional capital.

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

We have incurred significant operating losses over the last several years. Our net loss was $11.8 million and $15.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $273.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

We anticipate that our general and administrative expenses will decrease slightly due to reduced payroll costs following the Restructuring. Infrastructure costs are expected to remain consistent, and other expenditures including consulting, legal, tax-related services, accounting, investor relations, and insurance premiums are expected to align with last year’s levels.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following sets forth our results of operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$2,533	$4,584	$(2,051)
General and administrative	2,673	3,203	(530)
Total operating expenses	5,206	7,787	(2,581)
Loss from operations	(5,206)	(7,787)	2,581
Total other income	270	645	(375)
Net loss	$(4,936)	$(7,142)	$2,206

Research and Development Expenses

Research and development expenses were $2.5 million for the three months ended June 30, 2025, compared to $4.6 million for the three months ended June 30, 2024. The decrease of $2.1 million was primarily attributable to $0.8 million of lower personnel costs, including stock-based compensation and incentives, $0.4 million of lower facilities and equipment cost, $0.3 million less expense relating to relating to lab supply purchases, $0.3 million of lower manufacturing costs and $0.3 million less outside research fees.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended June 30, 2025, compared to $3.2 million for the three months ended June 30, 2024. The decrease of $0.5 million was primarily attributable to $0.3 million of lower personnel costs, including stock-based compensation and incentives, $0.1 million for decreased external administrative fees and $0.1 million less license fees.

Other Income

Other income was $0.3 million for the three months ended June 30, 2025, compared to other income of $0.6 million for the three months ended June 30, 2024. The decrease of $0.4 million was primarily related to a decrease in interest income.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following sets forth our results of operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$6,258	$9,501	$(3,243)
General and administrative	6,222	7,016	(794)
Total operating expenses	12,480	16,517	(4,037)
Loss from operations	(12,480)	(16,517)	4,037
Total other income	680	1,383	(703)
Net loss	$(11,800)	$(15,134)	$3,334

Research and Development Expenses

Research and development expenses were $6.3 million for the six months ended June 30, 2025, compared to $9.5 million for the six months ended June 30, 2024. The decrease of $3.2 million was primarily attributable to $1.6 million of lower personnel costs, including stock-based compensation and incentives, $0.8 million of lower facilities and equipment cost, $0.6 million less expense relating to relating to lab supply purchases, $0.3 million of lower manufacturing cost, $0.3 million less outside research fees , $0.1 million of lower preclinical research expense and $0.1 million of lower consulting fees, partially offset by $0.6 million of higher expense associated with clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the six months ended June 30, 2025, compared to $7.0 million for the six months ended June 30, 2024. The decrease of $0.8 million was primarily attributable to $0.9 million of lower personnel costs, including stock-based compensation and incentives, $0.1 million lower cost for external administrative fees, $0.1 million of less expense for directors and officers insurance and $0.1 million of lower board fees, partially offset by $0.3 million of higher consulting cost and $0.1 million of additional facilities and equipment cost.

Other Income

Other income was $0.7 million for the six months ended June 30, 2025, compared to other income of $1.4 million for the six months ended June 30, 2024. The decrease of $0.7 million was primarily related to a decrease in interest income.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $28.6 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $11.8 million and $15.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $273.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(13,003)	$(13,408)
Net cash provided by investing activities	15,948	12,677
Net cash used in financing activities	(382)	(389)
Net increase (decrease) in cash and cash equivalents	$2,563	$(1,120)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $13.0 million, primarily resulting from our $11.8 million net loss and a $2.3 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $1.1 million, primarily related to $0.8 million of non-cash lease expense and $0.7 million of stock compensation expense, partially offset by $0.4 million of accretion on marketable securities.

During the six months ended June 30, 2024, net cash used in operating activities was $13.4 million, primarily resulting from our $15.1 million net loss and a $1.3 million increase in our operating assets and liabilities, partially offset by increases in non-cash charges of $3.1 million which included $2.0 million of stock compensation expense, $0.8 million of non-cash lease expense, $0.4 million for amortization of financing lease right-of-use assets, and $0.3 million for depreciation and amortization, partially offset by $0.4 million of accretion on marketable securities.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $15.9 million, primarily due to $24.5 million in maturities of short-term investments and $0.2 million of proceeds from the sale of property and equipment, partially offset by $8.8 million in purchases of short-term investments.

During the six months ended June 30, 2024, net cash provided by investing activities was $12.7 million, primarily due to $30.8 million in maturities of short-term investments, partially offset by $18.0 million in purchases of short-term investments and $0.1 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $0.4 million, primarily consisting of $0.5 million of principal payments under our financing leases, partially offset by $0.1 million of proceeds from the sale of financing lease assets.

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

Operating Leases

We have operating lease arrangements for our corporate offices and lab facilities. As part of our adoption of ASC 842, we recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022. As of June 30, 2025, we had operating lease payment obligations of $2.3 million, with $0.9 million payable for the remainder of 2025. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment and furniture under finance leases. As part of our adoption of ASC 842, we recorded financing ROU assets and financing lease liabilities for these leases as of January 1, 2022. As of June 30, 2025, we had finance lease payment obligations of $0.4 million, with $0.3 million payable for the remainder of 2025. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

In the biopharmaceutical industry, it can take a significant amount of time and capital resources to successfully complete all stages of research and development and commercialize a product candidate. The ultimate length of time and spend required cannot be accurately estimated as it varies substantially according to the type, complexity, novelty and intended use of a product candidate. Please see the “Funding Requirements” section below for further details.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2025.

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

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an Emerging Growth Company (“EGC”), as defined in the JOBS Act. As an EGC, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. For example, although we have disclosed plans to initiate a Phase 2 clinical trial of solnerstotug in 2026, those plans are contingent upon our ability to raise sufficient additional capital. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through any or a combination of securities offerings, debt financings, license and collaboration agreements and research grants. If we raise capital through securities offerings, such sales are likely to result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We have incurred significant net losses since our inception. Our net loss was $11.8 million and $15.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $273.9 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2025, we had an accumulated deficit of $273.9 million and had cash, cash equivalents and marketable securities of $28.6 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, August 5, 2025, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, Regeneron and Roche/Genentech. In addition, we may compete with other immuno-oncology companies in our industry, such as Percheron Therapeutics, Kineta, PharmAbcine, Pierre Fabre and Curis, each of which are developing antibodies targeting VISTA, the target of our lead product candidate solnerstotug.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our shares of common stock in the public market, the market price of our common stock could decline significantly.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2024, we had NOL carryforwards for federal and state income tax purposes of approximately $150.6 million and $84.4 million, respectively, a portion of which expired beginning in 2025. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $114.4 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

As of July 31, 2025, we believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits, Financial Statement Schedules.

(3) Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 11, 2021).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on June 13, 2025).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on December 9, 2022).

3.4

Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 2023, File No. 005-92222)

3.5

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

Sensei Biotherapeutics, Inc.

Date:	August 5, 2025	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	August 5, 2025	By:	/s/ Josiah Craver
Josiah Craver
Senior Vice President of Finance
Principal Financial and Accounting Officer