Form 10-Q
period 2025-09-30
Sensei Biotherapeutics, Inc.
filed 2025-11-14
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of November 10, 2025 was 1,261,290.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,562	$9,994
Marketable securities	14,479	31,341
Prepaid expenses	496	474
Other current assets	248	120
Total current assets	25,785	41,929
Right-of-use assets - operating leases, net	1,668	2,804
Right-of-use assets - financing leases, net	6	163
Property and equipment, net	112	417
Other non-current assets	18	48
Total assets	$27,589	$45,361
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,405	$1,248
Compensation and employee benefits liabilities	1,156	1,882
Operating lease liabilities, current	1,682	1,586
Financing lease liabilities, current	193	732
Total current liabilities	4,436	5,448
Operating lease liabilities, non-current	146	1,429
Financing lease liabilities, non-current	—	98
Total liabilities	$4,582	$6,975
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value and 12,500,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,261,290 and 1,258,940 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	301,431	300,451
Accumulated deficit	(278,421)	(262,052)
Accumulated other comprehensive loss	(3)	(13)
Total stockholders’ equity	23,007	38,386
Total liabilities and stockholders’ equity	$27,589	$45,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,536	$4,637	$8,794	$14,138
General and administrative	2,315	3,186	8,537	10,202
Total operating expenses	4,851	7,823	17,331	24,340
Loss from operations	(4,851)	(7,823)	(17,331)	(24,340)
Other income (expense):
Interest income	289	591	1,016	2,028
Interest expense	(6)	(21)	(29)	(73)
Loss on asset disposal	(1)	—	(21)	—
Other expense, net	—	—	(3)	(2)
Net loss	(4,569)	(7,253)	(16,368)	(22,387)
Net loss per common share, basic and diluted	$(3.62)	$(5.77)	$(12.98)	$(17.84)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,261,290	1,257,299	1,260,569	1,254,953
Comprehensive loss:
Net loss	$(4,569)	$(7,253)	$(16,368)	$(22,387)
Other comprehensive items:
Unrealized gain on marketable securities	8	107	10	223
Total other comprehensive income	8	107	10	223
Total comprehensive loss	$(4,561)	$(7,146)	$(16,358)	$(22,164)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity

Balance at December 31, 2023	1,251,432	$—	$296,999	$(231,895)	$(209)	$64,895
Stock-based compensation expense	—	—	1,216	—	—	1,216
Issuance of equity in exchange for compensation	—	—	293	—	—	293
Surrender of shares for tax withholding	(616)	—	(10)	—	—	(10)
Vesting of restricted stock shares	2,798	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	72	72
Net loss	—	—	—	(7,992)	—	(7,992)
Balance at March 31, 2024	1,253,614	—	298,498	(239,887)	(137)	58,474
Stock-based compensation expense	—	—	795	—	—	795
Employee stock purchase plan expense	2,166	—	21	—	—	21
Vesting of restricted stock shares	350	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	44	44
Net loss	—	—	—	(7,142)	—	(7,142)
Balance at June 30, 2024	1,256,130	—	299,311	(247,029)	(93)	52,192
Stock-based compensation expense	—	—	733	—	—	733
Vesting of restricted stock shares	1,351	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	107	107
Net loss	—	—	—	(7,253)	—	(7,253)
Balance at September 30, 2024	1,257,481	$—	$300,044	$(254,282)	$14	$45,779

Balance at December 31, 2024	1,258,940	$—	$300,451	$(262,052)	$(13)	$38,386
Stock-based compensation expense	—	—	461	—	—	461
Surrender of shares for tax withholding	(390)	—	(3)	—	—	(3)
Vesting of restricted stock shares	1,768	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(6,864)	—	(6,864)
Balance at March 31, 2025	1,260,318	-	300,909	(268,916)	(6)	31,987
Stock-based compensation expense	—	—	264	—	—	264
Employee stock purchase plan expense	1,004	—	5	—	—	5
Cash-in-lieu of fractional shares for reverse stock split	(32)	—	(1)	—	—	(1)
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(4,936)	—	(4,936)
Balance at June 30, 2025	1,261,290	-	301,177	(273,852)	(11)	27,314
Stock-based compensation expense	—	—	254	—	—	254
Unrealized gain on marketable securities	—	—	—	—	8	8
Net loss	—	—	—	(4,569)	—	(4,569)
Balance at September 30, 2025	1,261,290	$—	$301,431	$(278,421)	$(3)	$23,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(16,368)	$(22,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	979	2,744
Depreciation and amortization	92	412
Accretion on marketable securities	(584)	(638)
Non-cash lease expense	1,136	1,151
Amortization of financing lease right-of-use assets	13	579
Loss on asset disposal	21	—
Changes in operating assets and liabilities:
Prepaid expenses	(23)	152
Other assets	(98)	244
Accounts payable and accrued liabilities	156	(18)
Compensation and employee benefits	(726)	114
Operating lease liabilities	(1,187)	(1,164)
Other liabilities	—	(67)
Net cash used in operating activities	(16,589)	(18,878)
Investing activities
Purchases of property and equipment	(16)	(146)
Purchases of short-term investments	(18,633)	(26,829)
Maturities of short-term investments	36,090	52,566
Proceeds from sale of property and equipment	250	—
Net cash provided by investing activities	17,691	25,591
Financing activities
Principal payments for financing leases	(677)	(604)
Proceeds from the sale of financing lease assets	142	—
Payment of employee restricted stock tax withholdings	(3)	(10)
Employee stock purchase plan proceeds	5	21
Cash in lieu of fractional shares for reverse stock split	(1)	—
Net cash used in financing activities	(534)	(593)
Net increase in cash and cash equivalents	568	6,120
Cash and cash equivalents at beginning of period	9,994	13,011
Cash and cash equivalents at end of period	$10,562	$19,131
Supplemental disclosure of noncash financing information:

Issuance of equity in exchange for compensation included in compensation and employee benefits	$—	$293
Initial measurement of operating lease right-of-use assets	$—	$28
Initial measurement of operating lease liabilities	$—	$28
Initial measurement of finance lease right-of-use assets	$—	$1

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. As a result, the Company has incurred substantial losses and had a net loss of $16.4 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $278.4 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future, and as a result the Company’s liquidity position continues to tighten with the passage of time. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations.

The Company has discontinued development of solnerstotug and initiated a comprehensive review of strategic alternatives aimed at maximizing shareholder value. The Company is exploring a range of strategic alternatives that may include, among other options, a sale of assets, licensing arrangements, collaborations, a sale of the Company, a business combination, a merger, or an orderly wind-down of operations.

As part of the cash preservation associated with the strategic review process, the Company expects to implement a reduction in force of approximately 65% of its workforce. The Company estimates that it will incur cash expenditures of $1.6 million, primarily consisting of severance payments and other employee termination-related expenses, which the Company expects to recognize the majority of such costs in the fourth quarter of 2025, with the remaining employees forming a small team to assist in exploring strategic alternatives and managing compliance with regulatory and financial reporting requirements. The Company expects to incur additional losses in the future to fund its operations during the exploration of strategic alternatives. Failure to manage discretionary spending or execute on a strategic alternative, may adversely impact the Company’s ability to achieve its intended business objectives.

Based on the Company’s available cash, cash equivalents and marketable securities and current operating plans excluding any financing, and consideration of the above factors, it is not probable that the Company will have sufficient cash and cash equivalents to fund its operating expenses and capital requirements within one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Reverse stock split

On June 16, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) and a corresponding reduction in the total number of authorized shares of its common stock from 250,000,000 shares to 12,500,000 shares, as authorized at the Company’s 2025 annual meeting of stockholders held on May 21, 2025 and approved by the Company’s board of directors on June 3, 2025. As a result of the Reverse Stock Split, every 20 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value of $0.0001 per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders entitled to a fractional share received a cash payment based on the average closing sales price of the Company’s common stock on The Nasdaq Stock Market for the five trading days immediately preceding the filing date of the Certificate of Amendment. All historical share and per share amounts reflected throughout the financial statements have been adjusted to reflect the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants, the number of shares of common stock reserved for future issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits, commercial paper, and investments in money market funds with commercial banks and financial institutions. As of September 30, 2025, cash and cash equivalents included cash on deposit at commercial banks, commercial paper, and a money market fund that invests in U.S. Government securities.

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

3. MARKETABLE SECURITIES

Marketable securities consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,482	$—	$(3)	$14,479
Total	$14,482	$—	$(3)	$14,479

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$25,875	$2	$(16)	$25,861
Corporate bonds	5,479	2	(1)	5,480
Total	$31,354	$4	$(17)	$31,341

As of September 30, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2025.

As of September 30, 2025, an immaterial amount of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$999	$—	$999
Money market funds	$8,791	$—	$—	$8,791
Investments:
Commercial paper	—	14,479	—	14,479
Total	$8,791	$15,478	$—	$23,270

	Fair value measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,220	$—	$—	$9,220
Investments:
Commercial paper	—	25,861	—	25,861
Corporate bonds	—	5,480	—	5,480
Total	$9,220	$31,341	$—	$40,561

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2025 and 2024.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Research equipment	$—	$1,306
Office equipment and furniture	369	354
Leasehold improvement	253	253
Total property and equipment	622	1,913
Less accumulated depreciation and amortization	(510)	(1,496)
Property and equipment, net	$112	$417

Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $92 thousand and $412 thousand, respectively.

During the nine months ended September 30, 2025, the Company disposed of all research equipment through the sale of fixed assets, resulting in a reduction of the gross carrying amount to zero. The related accumulated depreciation of $1,078 thousand was written off in connection with this disposal. A gain of $22 thousand was recognized on the sale and is included in the other expense line in the condensed consolidated statements of operations and comprehensive loss for the period.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2025, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $678 thousand in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022.

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

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Lease Cost:
Amortization of finance ROU assets	$13	$579
Interest on finance lease liabilities	29	73
Operating lease cost	1,269	1,386
Variable lease cost	640	491
Total lease costs	1,951	2,529
Operating Sublease income	—	(288)
Total lease costs, net	$1,951	$2,241

During the nine months ended September 30, 2025, the Company disposed of research equipment classified as a ROU asset under a lease agreement. The ROU asset was sold, resulting in a loss of $43 thousand, which is included in the other expense line in the condensed consolidated statements of operations and comprehensive loss for the period.

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2025 and 2024 (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2025	2024
Other Operating Lease Information:
Operating cash outflows for operating leases	$1,320	$1,400
Operating cash inflows for operating subleases	$—	$(300)
Operating cash outflows for finance leases	$29	$73
Financing cash outflows from finance leases	$677	$604

Weighted average remaining lease term
Operating leases	1.1 years	2.0 years
Financing leases	0.6 years	1.4 years

Weighted average discount rate
Operating leases	7.6%	7.7%
Financing leases	10.1%	8.4%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2025 (in thousands):

	Operating	Financing
2025	$428	$116
2026	1,413	81
2027	59	—
Total future minimum lease payments	1,900	197
Less amount representing interest	72	4
Total lease liabilities	$1,828	$193

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

7. ACCOUNTS PAYABLE AND CURRENT ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$306	$244
Accrued expenses	1,019	847
Accrued restructuring (Note 14)	—	31
Other current liabilities	80	126
Total	$1,405	$1,248

8. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Common Stock Warrants

The following is a summary of the common stock warrant activity for the nine months ended September 30, 2025, related to common stock warrants issued in conjunction with equity and debt fundraising events:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	20,609	$195.80	2.70	$—
Expired	(19,466)	$79.00	—	—
Outstanding at September 30, 2025	1,143	$2,185.04	3.41	$—

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

2021 Equity Incentive Plan

The 2021 Plan became effective in February 2021. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 250,000 (5,000,000 prior to Reverse Stock Split), which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of September 30, 2025, 81,275 shares remained available for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 ESPP became effective in February 2021. A total of 16,666 shares (333,333 prior to Reverse Stock Split) of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2025, the Company had issued 12,220 shares under the 2021 ESPP, and 60,237 shares were available to be issued under the same plan.

Stock Options

The Company has granted options to purchase shares of common stock to employees pursuant to the 2021 Plan at a weighted average grant date fair value of $7.17 per share during the nine months ended September 30, 2025. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of the stock option award activity during the nine months ended September 30, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	264,741	$95.96	7.22	$41
Granted	47,224	$9.21
Forfeited	(3,155)	$18.28
Expired	(15,760)	$117.87
Outstanding at September 30, 2025	293,050	$81.64	7.24	$37
Vested or expected to vest as of September 30, 2025	293,050	$81.64	7.24	$37
Exercisable at September 30, 2025	164,204	$136.28	5.85	$5

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2025. There were no stock options exercised in the nine months ended September 30, 2025.

The grant date fair value of options vested during the nine months ended September 30, 2025 and 2024 was $0.8 million and $2.7 million, respectively.

At September 30, 2025, there was $0.8 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 2.17 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	4,178	$55.01
Vested	(1,768)	$61.07
Forfeited	(136)	$35.78
Unvested at September 30, 2025	2,274	$51.44

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the nine months ended September 30, 2025.

At September 30, 2025, there was approximately $0.1 million of unrecognized stock-based compensation expense associated with the restricted stock units which is expected to be recognized over a weighted-average period of 0.86 years.

Common Stock Warrants

There was no common stock warrant activity related to common stock warrants for the nine months ended September 30, 2025. The following is a summary of the common stock warrants outstanding at September 30, 2025 and December 31, 2024:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2024	229	$217.49	2.98	$—
Outstanding and exercisable at September 30, 2025	229	$217.49	2.23	$—

As of September 30, 2025 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the nine months ended September 30, 2025 and 2024, respectively, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

For the Nine Months Ended September 30,
	2025	2024
Volatility	94%-96%	91%-94%
Expected term (years)	5.5-6.0	5.0-6.0
Risk-free interest rate	4.2%-4.4%	3.8%–4.6%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$78	$223	$286	$788
General and administrative	176	510	693	1,956
Total stock-based compensation expense	$254	$733	$979	$2,744

10. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended September 30, 2025 and 2024, the Company’s matching contributions were $31 thousand and $58 thousand, respectively. During the nine months ended September 30, 2025 and 2024, the Company’s matching contributions were $132 thousand and $198 thousand, respectively.

11. COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued incentive compensation	$1,105	$1,379
Accrued restructuring - compensation (Note 14)	—	445
Other compensation related liabilities	51	58
Total	$1,156	$1,882

12. INCOME TAXES

The Company recorded no provision for income taxes for the nine months ended September 30, 2025 and 2024.

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (OBBB). The OBBB contains several changes to corporate taxation, including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation did not have a material impact on the condensed consolidated financial statements for three months ended September 30, 2025, and the Company does not expect the legislation to have a material impact on its consolidated financial statements for the year ending December 31, 2025.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,569)	$(7,253)	$(16,368)	$(22,387)
Net loss per share—basic and diluted	$(3.62)	$(5.77)	$(12.98)	$(17.84)
Weighted-average number of shares used in computing net loss per share—basic and diluted	1,261,290	1,257,299	1,260,569	1,254,953

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Nine Months Ended September 30,
	2025	2024
Stock options to purchase common stock	293,050	234,654
Unvested restricted stock units	2,274	5,080
Warrants issued to employees and contractor to purchase common stock	229	229
Warrants issued related to convertible notes and other equity agreements	1,143	20,609

14. RESTRUCTURING AND RELATED CHARGES

In November 2024, the Company announced a restructuring initiative to streamline operations and focus resources on advancing the clinical development of solnerstotug (the “2024 Restructuring”). As part of the 2024 Restructuring, the Company closed its research site in Rockville, Maryland, and reduced its workforce by approximately 46%, with the majority of reductions occurring in the preclinical research and development group. These actions were intended to extend the Company’s cash runway. The 2024 Restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage. Aggregate costs also included certain contract termination costs.

The following table summarizes the accrued liabilities activity recorded in connection with the 2024 Restructuring as of September 30, 2025 (in thousands):

	Personnel	Other	Total
Balance at January 1, 2024	$—	$—	$—
Restructuring and other costs	723	31	754
Cash payments	(278)	—	(278)
Balance at December 31, 2024	445	31	476
Restructuring and other costs, net	25	(2)	23
Cash payments	(346)	(16)	(362)
Balance at March 31, 2025	124	13	137
Restructuring and other costs, net	—	(3)	(3)
Cash payments	(124)	(6)	(130)
Balance at June 30, 2025	—	4	4
Restructuring and other costs, net	—	(4)	(4)
Cash payments	—	—	—
Balance at September 30, 2025	$-	$-	$-

15. SUBSEQUENT EVENTS

On October 30, 2025, the Company announced the discontinuation of development of its lead therapeutic candidate, solnerstotug, and initiated a comprehensive review of strategic alternatives to maximize stockholder value. These alternatives include, but are not limited to, a sale of assets, licensing arrangements, collaborations, a sale of the Company, a business combination, a merger, or an orderly wind-down of operations. In connection with the strategic review, the Company also announced its plan to discontinue development of solnerstotug and implement a workforce reduction to preserve cash. The Company expects to incur aggregate cash charges of approximately $1.6 million in connection with the reduction in force of approximately 65% of its workforce, primarily consisting of severance payments and other employee termination-related expenses, with the remaining employees forming a small team to assist in exploring strategic alternatives and managing compliance with regulatory and financial reporting requirements. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force. The Company has not set a definitive timeline for the completion of the strategic review, and there is no assurance that the process will result in any transaction being announced or completed.

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

Overview

We are a clinical-stage biotechnology company that has been focused on the discovery and development of next-generation therapeutics for cancer patients.

On October 30, 2025, we announced the discontinuation of development of our lead product candidate, solnerstotug, and initiated a comprehensive review of strategic alternatives to maximize stockholder value. These alternatives include, but are not limited to, a sale of assets, licensing arrangements, collaborations, a sale of the Company, a business combination, a merger, or an orderly wind-down of operations.

On November 14, 2025, we announced the implementation of a workforce reduction to preserve cash, pursuant to which we reduced our workforce by approximately 65% (the “2025 Workforce Reduction”). We expect to incur aggregate cash charges of approximately $1.6 million in connection with the 2025 Workforce Reduction, primarily consisting of severance payments and other employee termination-related expenses, with the remaining employees forming a small team to assist in exploring strategic alternatives and managing compliance with regulatory and financial reporting requirements.

We are devoting substantial time and resources to the strategic review. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a definitive timeline for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distribution to our stockholders. If a strategic transaction is not completed, including if our board of directors determines that no potential transactions or counterparties would be in the best interests of our stockholders, our board of directors may decide to pursue a dissolution and liquidation.

Our pipeline consists of one clinical-stage program and three preclinical programs.

•
Solnerstotug (formerly referred to as SNS-101) is our conditionally active monoclonal antibody targeting the immune checkpoint VISTA (V-domain Ig suppressor of T-cell activation).
o
On October 17, 2025, we disclosed results from the dose expansion portion of our Phase 1/2 trial of solnerstotug. The Phase 1 dose expansion is a multi-center, open-label study evaluating solnerstotug as monotherapy and in combination with Libtayo® (cemiplimab), Regeneron’s PD-1 inhibitor. The study enrolled patients with a basket of “hot” tumor types (that typically respond to immunotherapy) (n=44), of whom 41 had previously received and progressed on PD-(L)1 therapy, as well as patients with “cold” tumor types (that typically exhibit primary resistance to immunotherapy) (n=20).

o
As of the September 8, 2025 data cutoff, 35 efficacy-evaluable “hot” tumor patients had received cemiplimab with either 15 mg/kg (n=19) or 3 mg/kg dose (n=16) of solnerstotug. Six clinical responses, including five in patients with PD-(L)1 resistant tumors, occurred at the higher 15 mg/kg solnerstotug dose, and no objective responses were observed at the 3 mg/kg dose.
o
Among 41 “hot” tumor patients that received and progressed on a prior PD-(L)1 therapy, the overall 6-month PFS rate was 37%, which compares favorably with historical benchmarks in this setting. At 15 mg/kg, 6-month PFS reached 50% among PD-(L)1 resistant patients, surpassing rates historically seen in this treatment-refractory population. At 3 mg/kg, 6-month PFS was 24% among PD-(L)1 resistant patients.
o
On October 30, 2025, we announced our intention to discontinue development of solnerstotug and terminate the Phase 1/2 trial in an orderly manner.
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

We have incurred significant operating losses over the last several years. Our net loss was $16.4 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $278.4 million.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses and negative cash flows for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will decrease.

Going Concern

Based on our available cash, cash equivalents and marketable securities and current operating plans excluding any financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about its ability to continue as a going concern.

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

Our direct external research and development expenses consist primarily of third party costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. We use internal resources primarily to conduct research and manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Research and development activities have been central to our business model, prior to our decision to wind down clinical operations in October 2025. We generally expect that our research and development expenses will decrease as we wind down these operations. We may also incur other charges or cash expenditures due to events that may occur as a result of, or associated with, our wind down of clinical operations and review of strategic alternatives. The exact amounts of the charges and costs that we expect to incur, and the timing thereof, are currently unknown and such costs and charges could be material to our results of operation and financial condition.

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

We generally expect that our general and administrative expenses will decrease as we discontinue development of solnerstotug and wind down our clinical operations, including through the implementation of our 2025 Workforce Reduction. However, we may also incur other charges or cash expenditures due to events that may occur as a result of, or associated with, our wind down of clinical operations and review of strategic alternatives. The exact amounts of the charges and costs that we expect to incur, and the timing thereof, are currently unknown and such costs and charges could be material to our results of operation and financial condition.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$2,536	$4,637	$(2,101)
General and administrative	2,315	3,186	(871)
Total operating expenses	4,851	7,823	(2,972)
Loss from operations	(4,851)	(7,823)	2,972
Total other income	282	570	(288)
Net loss	$(4,569)	$(7,253)	$2,684

Research and Development Expenses

Research and development expenses were $2.5 million for the three months ended September 30, 2025, compared to $4.6 million for the three months ended September 30, 2024. The decrease of $2.1 million was primarily attributable to $0.8 million of lower personnel costs, including stock-based compensation and incentives, $0.4 million less expense associated with clinical trials, $0.3 million of lower facilities and equipment cost, $0.2 million less expense relating to lab supply purchases, $0.2 million of lower preclinical research, $0.1 million of lower manufacturing costs and $0.1 million of lower outside research fees.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2025, compared to $3.2 million for the three months ended September 30, 2024. The decrease of $0.9 million was primarily attributable to $0.7 million of lower personnel costs, including recruiting, stock-based compensation and incentives, $0.1 million of lower consulting fees and $0.1 million of lower facilities and equipment cost.

Other Income

Other income was $0.3 million for the three months ended September 30, 2025, compared to other income of $0.6 million for the three months ended September 30, 2024. The decrease of $0.3 million was primarily related to a decrease in interest income.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following sets forth our results of operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$8,794	$14,138	$(5,344)
General and administrative	8,537	10,202	(1,665)
Total operating expenses	17,331	24,340	(7,009)
Loss from operations	(17,331)	(24,340)	7,009
Total other income	963	1,953	(990)
Net loss	$(16,368)	$(22,387)	$6,019

Research and Development Expenses

Research and development expenses were $8.8 million for the nine months ended September 30, 2025, compared to $14.1 million for the nine months ended September 30, 2024. The decrease of $5.3 million was primarily attributable to $2.4 million of lower personnel costs, including stock-based compensation and incentives, $1.1 million of lower facilities and equipment cost, $0.8 million less expense relating to relating to lab supply purchases, $0.5 million of lower manufacturing cost, $0.4 million less outside research fees and $0.3 million of lower preclinical research expense partially offset by $0.2 million of higher expense associated with clinical trials.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the nine months ended September 30, 2025, compared to $10.2 million for the nine months ended September 30, 2024. The decrease of $1.7 million was primarily attributable to $1.7 million of lower personnel costs, including recruiting, stock-based compensation and incentives, $0.1 million lower cost for external administrative fees, $0.1 million of less expense for directors and officers insurance and $0.1 million of lower board fees, partially offset by $0.3 million of higher consulting cost.

Other Income

Other income was $1.0 million for the nine months ended September 30, 2025, compared to other income of $2.0 million for the nine months ended September 30, 2024. The decrease of $1.0 million was primarily related to a decrease in interest income.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $25.0 million. We have financed our operations through sales of our common stock, convertible preferred stock and convertible debt. Through the date of this Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021. Our net loss was $16.4 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $278.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

We have discontinued development of solnerstotug and initiated a comprehensive review of strategic alternatives aimed at maximizing stockholder value. We are exploring a range of strategic alternatives that may include, among other options, a sale of assets, licensing arrangements, collaborations, a sale of the company, a business combination, a merger, or an orderly wind-down of operations.

As part of the cash preservation associated with the strategic review process, we have implemented a reduction in force of approximately 65% of our workforce. We estimate that we will incur cash expenditures of $1.6 million, primarily consisting of severance payments and other employee termination-related expenses, which we expect to recognize the majority of such costs in the fourth quarter of 2025, with the remaining employees forming a small team to assist in exploring strategic alternatives and managing compliance with regulatory and financial reporting requirements. We expect to incur additional losses in the future to fund our operations during the exploration of strategic alternatives. Failure to manage discretionary spending or execute on a strategic alternative may adversely impact our ability to achieve our intended business objectives.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(16,589)	$(18,878)
Net cash provided by investing activities	17,691	25,591
Net cash used in financing activities	(534)	(593)
Net increase in cash and cash equivalents	$568	$6,120

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $16.6 million, primarily resulting from our $16.4 million net loss and a $1.9 million decrease in our operating assets and liabilities partially offset by increases in non-cash charges of $1.7 million, primarily related to $1.1 million of non-cash lease expense, $1.0 million of stock compensation expense and $0.1 million of depreciation and amortization, partially offset by $0.6 million of accretion on marketable securities.

During the nine months ended September 30, 2024, net cash used in operating activities was $18.9 million, primarily resulting from our $22.4 million net loss and a $0.7 million increase in our operating assets and liabilities, partially offset by increases in non-cash charges of $4.3 million primarily related to $2.7 million of stock compensation expense, $1.2 million of non-cash lease expense, $0.6 million for amortization of financing lease right-of-use assets, and $0.4 million for depreciation and amortization, partially offset by $0.6 million of accretion on marketable securities.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $17.7 million, primarily due to $36.1 million in maturities of short-term investments and $0.2 million of proceeds from the sale of property and equipment, partially offset by $18.6 million in purchases of short-term investments.

During the nine months ended September 30, 2024, net cash provided by investing activities was $25.6 million, primarily due to $52.5 million in maturities of short-term investments, partially offset by $26.8 million in purchases of short-term investments and $0.1 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $0.5 million, primarily consisting of $0.6 million of principal payments under our financing leases, partially offset by $0.1 million of proceeds from the sale of financing lease assets.

During the nine months ended September 30, 2024, net cash used in financing activities was $0.6 million, primarily consisting of principal payments under our financing lease.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations.

Operating Leases

We have operating lease arrangements for our corporate offices and lab facilities. As part of our adoption of ASC 842, we recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022. As of September 30, 2025, we had operating lease payment obligations of $1.9 million, with $0.4 million payable for the remainder of 2025. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Finance Leases

We lease research equipment and furniture under finance leases. As part of our adoption of ASC 842, we recorded financing ROU assets and financing lease liabilities for these leases as of January 1, 2022. As of September 30, 2025, we had finance lease payment obligations of $0.2 million, with $0.1 million payable for the remainder of 2025. See Note 6 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Funding Requirements

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $25.0 million. Depending on the outcome of our strategic review process, we may need to raise substantial additional capital to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.

Based on our available cash, cash equivalents, and marketable securities, and our current operating plans excluding any financing, we expect that our existing cash and cash equivalents will be unable to fund our operating expenses and capital requirements beyond one year from the issuance of our condensed consolidated financial statements. We have concluded that there is substantial doubt about our ability to continue as a going concern beyond one year from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We expect our expenses to decrease in connection with the wind down of our clinical operations. However, we may incur substantial additional expenses and other charges as we conduct our strategic alternatives review and evaluate and seek to consummate strategic transactions to maximize stockholder value.

If we are successful in consummating a strategic transaction that enables us to continue to develop our current or new product candidates, we will require substantial additional funding to expand our operations, hire additional personnel, initiate and successfully complete preclinical studies and clinical trials, obtain marketing approval and generate revenue from sales of our product candidates, if approved, and protect our intellectual property. We would expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Because of the uncertain outcome of our strategic review process and the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of our future expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

If, for any reason, we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding on a timely basis and/or complete a strategic transaction, we may be required to further revise our business plan and strategy or cease operations. This may limit the strategic options available to us. As a result, our business, financial condition, and results of operations could be materially affected.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY OF RISK FACTORS

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully below. Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

•
Risks Related to our Financial Position
•
Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.
•
Our recently implemented corporate restructuring intended to optimize our resource allocation and contain costs may not have the benefits we expect.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.
•
We would need additional funding to re-initiate and complete the development of our product candidates. A failure to obtain this necessary capital when needed could force us to further delay, limit, reduce or terminate our product development or commercialization efforts.
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
•
Risks Related to our Business Operations
•
We may need to grow the size of our organization, and we may experience difficulties in managing this growth.
•
Our future success may depend on our ability to retain key members of senior management and to attract, retain and motivate qualified personnel.
•
Risks Related to our Securities and our Status as a Public Company
•
The trading price of our common stock may be volatile, and you could lose all or part of your investment.
•
Our business and operations could be negatively affected by any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategies and impact our share price.
•
If we fail to maintain an effective system of internal control over financial reporting which results in material weaknesses, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud and investor confidence in our company and the market price of our common stock may be materially and adversely affected.

Risks Related to Our Financial Position

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2025, we had an accumulated deficit of $278.4 million. and had cash, cash equivalents and marketable securities of $25.0 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, November 14, 2025, will not be sufficient to fund operation for twelve months after the financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements. While we have begun to implement cost reductions in 2025, we have finite cash resources available to fund our operations. As part of cost reductions, we have implemented a plan to reduce our workforce by approximately 65%. We also announced plans to explore a full range of strategic alternatives. Strategic alternatives under consideration may include, but are not limited to, among other options, a sale of assets, licensing arrangements, collaborations, a sale of the Company, a business combination, a merger, or an orderly wind-down of operations.

The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If we are not able to obtain the necessary additional financing or a strategic alternative on a timely or commercially reasonable basis, we may be required to wind down our operations and our stockholders will lose their investment.

We will need additional funding to complete the development of our product candidates. A failure to obtain this necessary capital when needed could force us to further delay, limit, reduce or terminate our product development or commercialization efforts.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, research and development activities and costs associated with operating a public company. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through any or a combination of securities offerings, debt financings, license and collaboration agreements and research grants. If we raise capital through securities offerings, such sales are likely to result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish some rights to our technologies or our product candidates on terms that are not favorable to us. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved. If we are unable to raise capital when needed or on attractive terms, we could be forced to further delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant net losses since our inception. Our net loss was $16.4 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $278.4 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

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

There is no assurance that any clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. All of our product candidates, other than solnerstotug, are in preclinical development. In addition, we have paused further development of our preclinical product candidates. Although the FDA cleared our IND for solnerstotug in April 2023, there can be no assurance that the FDA will permit any future IND for our other product candidates to go into effect in a timely manner or at all. We would not be permitted to conduct further clinical trials in the United States without future INDs for our other product candidates.

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

Because we have limited financial and management resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, in June 2021 we announced the discontinuation of our SNS-301 program and terminated the Phase 1/2 clinic trial studying SNS-301 due to a lack of efficacy. SNS-301 had been our lead product candidate and only clinical stage program. Furthermore, in November 2022 we announced the suspension of our ImmunoPhage platform entirely, including SNS-401-NG, which we were developing for the treatment of patients with Merkel cell carcinoma. Additionally, in October 2025, we announced that we were discontinuing development of solnerstotug and initiate a comprehensive review of strategic alternatives.

If the clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Other than solnerstotug, our product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials. In November 2024, we announced that we have paused further development of our preclinical product candidates. In October 2025, we announced that we have paused further development of solnerstotug. Even if we resume preclinical development or solnerstotug development, we cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. It is impossible to predict accurately when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

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

We collaborate with academic institutions for the development of our product candidates, including, for instance, our collaboration with the University of Washington. We may enter into additional collaborations for our other current or future product candidates or technologies. We cannot control the timing or quantity of resources that our existing or future collaborators will dedicate to research, preclinical and clinical development. Our collaborators may not perform their obligations according to our expectations or standards of quality. Our collaborators could terminate our existing agreements for a number of reasons.

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

We currently do not have product liability in place as the cost of coverage exceeds the covered amount during clinical trials. Once we are ready for a product launch, we intend to bind a policy with product liability insurance coverage in the aggregate and a per incident limit at an amount adequate to cover estimated liabilities that we may incur. We may need to increase our insurance coverage if we re-initiate our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

•
the commencement, enrollment or results of our clinical trials;
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

Our business and operations could be negatively affected by any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategies and impact our share price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other securities or other reasons may in the future cause us to become the target of securities litigation or stockholder activism.

Securities litigation and stockholder activism, including proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. The potential of a proxy contest or other stockholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, compliance with any new requirements adopted by the PCAOB, disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation not previously approved. Certain of these reduced reporting requirements and exemptions are also available to us due to the fact that we qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting, are not required to provide a compensation discussion and analysis, are not required to provide a pay-for-performance graph or CEO pay ratio disclosure and may present only two years of audited financial statements and related MD&A disclosure.

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

As of November 10, 2025, we believe that our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, more than 30% of our outstanding common stock. As a result, if these or certain of these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Costs Associated with Exit or Disposal Activities

As part of the cash preservation associated with the strategic review process, our Board of Directors (the “Board”) has approved a reduction in force of approximately 65% of our workforce. The reduction in force is expected to be completed during the fourth quarter of 2025. We estimate that we will incur cash expenditures of $1.6 million, primarily consisting of severance payments and other employee termination-related expenses, which we expect to recognize the majority of such costs in the fourth quarter of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our workforce reduction.

Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Departure of Named Executive Officers

On November 13, 2025, in connection with the reduction in force described above, our Board determined to terminate John Celebi, our Chief Executive Officer, Edward van der Horst, our Chief Scientific Officer, and Stephanie Krebs, our Chief Business Officer, effective as of 5:30 p.m. ET on November 14, 2025 (the “Effective Time”). Each of Mr. Celebi, Dr. van der Horst and Ms. Krebs will receive severance compensation as provided in each of their respective employment agreements as described in our proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 11, 2025.

In addition, each of Mr. Celebi, Dr. van der Horst and Ms. Krebs have entered into Consulting Agreements with the Company (collectively, the “Consulting Agreements”), effective as of November 14, 2025, pursuant to which they will perform consulting services for the Company. The Consultant Agreements will be for a term of six months and can be terminated by either party upon 15 days prior notice or immediately in the event of a breach which cannot be cured or if either party is accused of a crime or unethical conduct. Under the Consultant Agreements, each of Mr. Celebi, Dr. van der Horst and Ms. Krebs will perform consulting services at a rate of $425 per hour for up to 20 hours per week. The foregoing description of the Consulting Agreements do not purport to be complete and are qualified by reference to the form of consulting agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

Appointment of Christopher W. Gerry as President and Principal Executive Officer

On November 13, 2025, our Board approved the appointment of Christopher W. Gerry as our President and Principal Executive Officer, effective as of the Effective Time.

Mr. Gerry, age 46, has served as our General Counsel since July 2022. Previously, Mr. Gerry was the Deputy General Counsel at AVROBIO, Inc. from January 2021 to July 2022 and was the Associate General Counsel at AVROBIO from November 2019 to January 2021. Prior to that, Mr. Gerry was an associate at Cooley LLP from 2013 to 2019. Mr. Gerry holds a B.A. from Dickinson College and a J.D. from Boston University School of Law.

There are no arrangements or understandings between Mr. Gerry and any other person pursuant to which he was selected as an officer of the Company, and there is no family relationship between Mr. Gerry and any of the Company’s other directors or executive officers. Mr. Gerry is not a party to any transactions of the type listed in Item 404(a) of Regulation S-K.

Resignation of Directors

On November 12, 2025, William Ringo notified the Company of his intent to resign from his duties as a member of the Board, effective November 14, 2025. Mr. Ringo’s resignation was not due to any disagreement with the Company or any matter relating to the Company’s operations, policies, or practices.

On November 12, 2025, James Peyer, Ph.D. notified the Company of his intent to resign from his duties as a member of the Board, effective November 14, 2025. Mr. Peyer’s resignation was not due to any disagreement with the Company or any matter relating to the Company’s operations, policies, or practices.

On November 12, 2025, John Celebi notified the Company of his intent to resign from his duties as a member of the Board, effective November 14, 2025. Mr. Celebi’s resignation was not due to any disagreement with the Company or any matter relating to the Company’s operations, policies, or practices.

Each of Mr. Ringo and Dr. Peyer will receive the full amount of compensation that would otherwise have been due to them for the fourth quarter under the Company’s non-employee director compensation policy. In connection with Mr. Celebi’s, Mr. Ringo’s and Dr. Peyer’s resignations, the Board approved a reduction in the size of the Board from six to three.

In connection with the resignations, effective November 14, 2025, the Board appointed Bob Holmen as Board Chair; appointed Mr. Holmen, Thomas Ricks and Kristian Humer to the Nominating and Corporate Governance Committee; and appointed Mr. Humer as Chair of the Nominating and Corporate Governance Committee and to the Compensation Committee.

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

10.1*	Form of Consulting Agreement, dated November 14, 2025, entered into with John Celebi, Edward van der Horst and Stephanie Krebs.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Sensei Biotherapeutics, Inc.

Date:	November 14, 2025	By:	/s/ John Celebi
John Celebi
President and Chief Executive Officer
Principal Executive Officer

Date:	November 14, 2025	By:	/s/ Josiah Craver
Josiah Craver
Senior Vice President of Finance
Principal Financial and Accounting Officer