Form 10-Q
period 2026-03-31
Sensei Biotherapeutics, Inc.
filed 2026-05-15
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 1,341,941 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ (Deficit) Equity for the three months ended March 31, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	79
	Signatures	81

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$152,325	$8,668
Marketable securities	50,468	12,516
Prepaid expenses	974	231
Other current assets	465	92
Total current assets	204,232	21,507
Right-of-use assets - operating leases, net	913	1,294
Right-of-use assets - financing leases, net	—	1
Property and equipment, net	69	82
Other non-current assets	167	18
Total assets	$205,381	$22,902
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$8,982	$1,481
Compensation and employee benefits liabilities	4,169	1,320
Operating lease liabilities, current	1,021	1,370
Financing lease liabilities, current	18	80
Total current liabilities	14,190	4,251
Operating lease liabilities, non-current	—	59
Other non-current liabilities	1	—
Total liabilities	14,191	4,310
Commitments and contingencies (Note 7)
Series B redeemable convertible preferred stock, $0.0001 par value; 25,045 and 0 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 24,937 and 0 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively; liquidation value of $0 as of March 31, 2026	328,476	—
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 12,500,000 shares authorized as of March 31, 2026 and December 31, 2025; 1,340,333 and 1,261,685 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	316,111	301,728
Accumulated deficit	(453,373)	(283,137)
Accumulated other comprehensive (loss) income	(24)	1
Total stockholders’ (deficit) equity	(137,286)	18,592
Total liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity	$205,381	$22,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$17,957	$3,725
General and administrative	19,713	3,549
Acquired in-process research and development	132,957	—
Total operating expenses	170,627	7,274
Loss from operations	(170,627)	(7,274)
Other income (expense), net:
Interest income, net	392	392
Other (expense) income, net	(1)	18
Net loss	$(170,236)	$(6,864)
Net loss per common share, basic and diluted	$(131.45)	$(5.45)
Weighted-average shares outstanding, basic and diluted	1,295,052	1,259,531
Comprehensive loss:
Net loss	$(170,236)	$(6,864)
Other comprehensive items:
Unrealized (loss) gain on marketable securities	(25)	7
Total other comprehensive (loss) income	(25)	7
Total comprehensive loss	$(170,261)	$(6,857)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

For the three months ended March 31, 2026 and 2025

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	(Deficit) Equity
Balance at December 31, 2024	—	$—	1,258,940	$—	$300,451	$(262,052)	$(13)	$38,386
Stock-based compensation expense	—	—	—	—	461	—	—	461
Surrender of shares for tax withholding	—	—	(390)	—	(3)	—	—	(3)
Vesting of restricted stock shares	—	—	1,768	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(6,864)	—	(6,864)
Balance at March 31, 2025	—	$—	1,260,318	$—	$300,909	$(268,916)	$(6)	$31,987

Balance at December 31, 2025	—	$—	1,261,685	$—	$301,728	$(283,137)	$1	$18,592
Stock-based compensation expense	—	—	—	—	12,898	—	—	12,898
Issuance of Series B redeemable convertible preferred stock in connection with the acquisition of Faeth Therapeutics	10,497	145,384	—	—	—	—	—	—
Fair value of the Assumed Options that relates to the pre-combination service period	—	—	—	—	452	—	—	452
Issuance of Series B redeemable convertible preferred stock in connection with private placement, net of issuance costs	14,440	183,092	—	—	—	—	—	—
Vesting of restricted stock shares	—	—	1,505	—	—	—	—	—
Exercise of options into common stock	—	—	77,143	—	1,033	—	—	1,033
Unrealized loss on marketable securities	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(170,236)	—	(170,236)
Balance at March 31, 2026	24,937	$328,476	1,340,333	$—	$316,111	$(453,373)	$(24)	$(137,286)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(170,236)	$(6,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,898	461
Depreciation and amortization	29	30
Accretion on marketable securities	(83)	(257)
Non-cash lease expense	381	411
Amortization of financing lease right-of-use assets	1	4
Acquired in-process research and development from the acquisition of Faeth Therapeutics	132,957	—
Gain on asset disposal	—	(20)
Changes in operating assets and liabilities:
Prepaid expenses	10,744	(438)
Other assets	442	57
Accounts payable and accrued liabilities	(104)	1,109
Compensation and employee benefits	2,645	(1,163)
Operating lease liabilities	(407)	(424)
Net cash used in operating activities	(10,733)	(7,094)
Cash flows from investing activities
Purchases of property and equipment	(6)	—
Purchases of short-term investments	(43,894)	(6,349)
Maturities of short-term investments	6,000	13,500
Proceeds from sale of property and equipment	—	40
Net cash assumed in the acquisition of Faeth Therapeutics	6,464	—
Net cash (used in) provided by investing activities	(31,436)	7,191
Cash flows from financing activities
Principal payments for financing leases	(62)	(211)
Proceeds from issuance of Series B redeemable convertible preferred stock	200,000	—
Issuance costs from the private placement issuance of Series B redeemable convertible preferred stock	(15,145)	—
Payment of employee restricted stock tax withholdings	—	(3)
Exercise of options into common stock	1,033	—
Net cash provided by (used in) financing activities	185,826	(214)
Net increase (decrease) in cash and cash equivalents	143,657	(117)
Cash and cash equivalents at beginning of period	8,668	9,994
Cash and cash equivalents at the end of period	$152,325	$9,877

Supplemental disclosure of noncash financing information:

Asset disposals included in other assets	$—	$(353)
Fair value of Series B redeemable convertible preferred stock issued for the acquisition of Faeth Therapeutics	$145,384	$—
Net assets acquired in the acquisition of Faeth Therapeutics	$12,879	$—
Issuance costs from the private placement issuance of Series B redeemable convertible preferred stock included in accounts payable and accrued liabilities	$1,763	$—
Transactions costs for the acquisition of Faeth Therapeutics in accounts payable and accrued liabilities	$3,713	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENSEI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Sensei Biotherapeutics, Inc. (the “Company” or “Sensei”), a clinical-stage biotechnology company, was incorporated in 1999 as a Maryland corporation until being incorporated in Delaware on December 1, 2017. The Company is focused on improving outcomes for cancer patients through multi-node inhibition of critical oncogenic pathways. On February 17, 2026, Sensei acquired Faeth Holdings Therapeutics, Inc. (“Faeth HoldCo”) and its wholly owned subsidiary Faeth Therapeutics, LLC (“Faeth Subsidiary” and, together with Faeth HoldCo, “Faeth Therapeutics” or “Faeth”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 17, 2026, by and among the Company, its merger subsidiaries, Faeth HoldCo and Faeth Subsidiary (such transaction, the “Acquisition”).

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

Since its inception, the Company has incurred substantial losses and had a net loss of $170.2 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $453.4 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

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

As of March 31, 2026, the Company had $202.8 million of cash, cash equivalents and marketable securities. In February 2026, the Company completed a private placement financing through the sale of Series B Non-Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), resulting in gross proceeds of $200 million.

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

After evaluating the conditions described above in the aggregate, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern within the twelve months after the date that these condensed consolidated financial statements are issued, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Reverse stock split

On June 16, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock (the "Reverse Stock Split") and a corresponding reduction in the total number of authorized shares of its common stock from 250,000,000 shares to 12,500,000 shares, as authorized at the Company’s 2025 annual meeting of stockholders held on May 21, 2025 and approved by the Company’s board of directors on June 3, 2025. As a result of the Reverse Stock Split, every 20 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value of $0.0001 per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders entitled to a fractional share received a cash payment based on the average closing sales price of the Company’s common stock on The Nasdaq Stock Market for the five trading days immediately preceding the filing date of the Certificate of Amendment. All historical share and per share amounts reflected throughout the financial statements have been adjusted to reflect the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants, the number of shares of common stock reserved for future issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”). The condensed consolidated financial statements include those accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to amounts presented in our condensed consolidated statements of operations and comprehensive loss for the period ended March 31, 2025 to conform to the presentation for the period ended March 31, 2026.

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity, and cash flows for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these condensed consolidated financial statements, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for any interim period are not necessarily indicative of results for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, stock-based compensation, accrued research and development expenses, depreciation of equipment, fair value of financial instruments, the Company’s ability to continue as a going concern, contingencies, and the valuation of consideration transferred in the acquisition of Faeth Therapeutics. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits, commercial paper, corporate bonds, and investments in money market funds with commercial banks and financial institutions. As of March 31, 2026, cash and cash equivalents included cash on deposit at commercial banks, a money market fund that invests in U.S. Government securities, commercial paper issued by highly rated corporate issuers, and short-term corporate bonds.

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

Acquired In-Process Research and Development Expense

The Company accounts for acquisitions of assets or a group of assets that do not meet the definition of a business as asset acquisitions based on the cost to acquire the asset or group of assets, which include certain transaction costs. In an asset acquisition, the cost to acquire is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recorded in an asset acquisition. Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in process research and development (“IPR&D”). Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense as of the acquisition date.

Redeemable Convertible Preferred Stock

The Company has classified its redeemable convertible preferred stock as temporary equity in the accompanying balance sheets due to redemption provisions that are outside of the control of the Company. Subsequent adjustments of the carrying values to the redemption values will be made only when it becomes probable that such a change in control event will occur. The Company did not accrete the carrying values of the redeemable convertible preferred stock to the redemption values as redemption is contingent on shareholder approval which is outside of the control of the Company.

Preferred Stock Warrants

The Company accounts for its redeemable convertible preferred shares warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants that have been determined to be classified as liabilities are recorded on the balance sheet as a long term liability at their fair value on the date of issuance and remeasured to fair value at each reporting period, with the changes in fair value recognized in the change in fair value of warrant liabilities, net in the statements of operations and comprehensive loss. The Company adjusted the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered a liability.

Segments

The Company manages its operations as a single segment, dedicated to improving outcomes for cancer patients by developing novel therapeutics, including through multi-node inhibition of critical oncogenic pathways. The Company’s Chief Operating Decision Maker (“CODM”), the President, reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM oversees performance assessment and resource allocation by reviewing net loss as reported in the Company’s consolidated statement of operations to guide operational decisions, strategic planning, and forecasting for future periods. To support this oversight, operating expenses are closely tracked to compare budget against actual results. As a single reporting segment, the significant operating expense categories regularly provided to the CODM include research and development, and general and administrative expenses. These expense categories are reported as separate line items in the Company’s consolidated statements of operations. All segment assets are reflected as ‘total assets’ in the consolidated balance sheet. All equipment, leasehold improvements, and fixed assets are located in the United States, and agreements with partners are denominated in U.S. dollars, unless otherwise noted.

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its condensed consolidated financial statements.

3. ACQUISITION OF FAETH AND PIPE ISSUANCE

On February 17, 2026, the Company acquired Faeth Therapeutics pursuant to the Merger Agreement.

Under the terms of the Merger Agreement, the Company issued to the stockholders of Faeth an aggregate of 10,497.0980 shares of Series B Preferred Stock, par value $0.0001 per share, representing 10,497,098 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations. The outstanding warrant to purchase shares of Faeth Subsidiary capital stock was converted into a warrant to purchase an aggregate of 2.1020 shares of Series B Preferred Stock, representing a warrant to purchase 2,102 shares of Common Stock on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations. In addition, all outstanding options to purchase Faeth Subsidiary common stock were assumed by the Company and were converted into options to purchase an aggregate of 252,210 shares of Common Stock (the “Assumed Options”). In connection with the Acquisition, stock options to purchase 6,338,670 shares of Faeth common stock, held by certain Faeth employees, were immediately exercised by the Faeth employees, of which 4,273,182 options had their vesting accelerated. Faeth HoldCo paid $15.6 million to cover tax liabilities created by such exercise of the options.

Concurrently with the acquisition of Faeth Therapeutics, on February 17, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with new and returning investors to raise $200.0 million of gross proceeds in which investors were issued an aggregate of 14,440.395 shares of Series B Preferred Stock, or 14,440,395 on an as-converted-to-common basis (without giving effect to any beneficial ownership limitations) at a price of $13,850 per share, or $13.85 per share on an as-converted-to-common basis, (collectively, the “2026 Private Placement”). The 2026 Private Placement closed on February 20, 2026.

Subject to the receipt of stockholder approval of the Company Stockholder Matters (as defined in the Merger Agreement as the “Parent Stockholder Matters”), each share of Series B Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations established by each holder. As a result of the transactions, equityholders of the Company immediately prior to the acquisition owned approximately 4.9% of the Common Stock, equityholders of Faeth Therapeutics immediately prior to the acquisition owned approximately 40.6% of the Common Stock and investors in the 2026 Private Placement owned approximately 54.5% of the Common Stock, in each case, calculated on a fully-diluted, as-converted-to-common basis (and without giving effect to any beneficial ownership limitations) using the treasury stock method and based on the implied equity values of the Company and Faeth Therapeutics.

The Acquisition was accounted for as an asset acquisition with the Company as the accounting acquirer. Upon completion of the Acquisition and the 2026 Private Placement, the Company obtained control of Faeth’s assets, consisting primarily of cash, prepayments of tax gross-up payments related to the accelerated vesting of options held by Faeth employees prior to the Acquisition, and acquired IPR&D. In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), under the asset acquisition method of accounting, the assets acquired and liabilities assumed are recognized and measured at fair value and no goodwill is recorded or recognized. Acquired IPR&D that has no future alternative use is expensed at the time of acquisition.

The estimated fair value of the consideration transferred of $145.8 million is summarized as follows (in thousands):

Assumed Options	$452
Series B Preferred Stock	145,384
Total consideration transferred	$145,836

The fair value of the consideration transferred was measured using the price per share the investors paid as part of the 2026 Private Placement. The Assumed Options reflects the portion of the acquisition date fair-value based measure that relates to the pre-combination service period.

The following table summarizes the allocation of the estimated fair value of the consideration transferred to the net assets acquired by the Company (in thousands):

Assets acquired:
Cash and cash equivalents	$6,464
Prepaid expenses	11,487
Other current assets	554
Property and equipment, net	10
Other non-current assets	412
Total assets acquired	18,927
Liabilities assumed:
Accounts payable and accrued liabilities	5,844
Compensation and employee benefits liabilities	204
Total liabilities assumed	6,048
Net assets acquired	$12,879
In process research and development	132,957
Total consideration transferred	$145,836

The Company recognized $4.8 million of research and development expenses and $6.2 million of general and administrative expenses related to the accelerated vesting of 4,273,182 options held by Faeth employees prior to the Acquisition during the three months ended March 31, 2026.

The Company recognized $9.1 million of research and development expenses and $6.5 million of general and administrative expenses for tax gross-up payments related to the vesting of these options. The Company acquired $11.4 million of prepaid expenses related to the tax gross-up payments included in the net assets acquired by the Company, which were recognized as expense during the three months ended March 31, 2026. The tax gross-up payments are not in scope for accounting under ASC 718 and are recognized in the period in which they are incurred.

For the Assumed Options that were not vested as of the Acquisition, the Company recognized $0.3 million and less than $0.1 million of general and administrative and research and development expenses respectively during the three months ended March 31, 2026.

4. MARKETABLE SECURITIES

Marketable securities consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$45,256	$—	$(22)	$45,234
Corporate bonds	5,236	—	(2)	5,234
Total	$50,492	$—	$(24)	$50,468

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,772	$1	$(1)	$9,772
Corporate bonds	2,743	1	-	2,744
Total	$12,515	$2	$(1)	$12,516

As of March 31, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2026.

As of March 31, 2026, an immaterial amount of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$88,689	$—	$—	$88,689
Commercial paper	—	51,289	—	51,289
Corporate bonds	—	10,163	—	10,163
Marketable Securities:
Commercial paper	—	45,234	—	45,234
Corporate bonds	—	5,234	—	5,234
Total	$88,689	$111,920	$-	$200,609
Liabilities:
Preferred stock warrant liability	$-	$-	$1	$1
Total financial liabilities	$-	$-	$1	$1

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,896	$—	$—	$7,896
Marketable Securities:
Commercial paper	—	9,772	—	9,772
Corporate bonds	—	2,744	—	2,744
Total	$7,896	$12,516	$—	$20,412

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2026 and 2025.

Preferred Stock Warrant Liability

In September 2021, Faeth issued 10,550 warrants (the “Warrants”) to Western Alliance Bank (“Western Alliance”) to purchase shares of redeemable convertible Preferred Stock, at an exercise price of $1.42177. Western Alliance can exercise the Warrants until the termination of the agreement on September 6, 2031. Under the terms of the Merger Agreement, the Warrants were converted into warrants to purchase 2.1020 shares of Series B Preferred Stock. No Warrants were exercised as of March 31, 2026.

The Company concluded that the Warrants required liability classification based on the guidance in ASC 480. The Warrants were recorded at fair value using the Black-Scholes method with the following inputs:

As of March 31,
2026
Expected equity volatility	60%
Risk-free interest rate	3.54%
Expected term (years)	1.5

The following table presents a roll-forward of the aggregate fair values of the Preferred Stock Warrant Liability (in thousands):

Preferred Stock Warrant Liability
Balance as of February 17, 2026	$1
Change in fair value	-
Balance as of March 31, 2026	$1

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Research equipment	$12	$—
Office equipment and furniture	385	369
Leasehold improvement	253	253
Total property and equipment	650	622
Less accumulated depreciation and amortization	(581)	(540)
Property and equipment, net	$69	$82

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $29 thousand and $30 thousand, respectively.

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

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2026, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $0.7 million in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022. The Company elected the short-term lease recognition exemption for operating leases with an initial term of less than 12 months and therefore did not recognize the lease on the Company’s balance sheet. Rent expense was recognized on a straight-line basis over the lease term. Short-term lease expense for the three months ended March 31, 2026 and 2025 was immaterial for both periods.

Finance Leases

The Company leases furniture under finance leases. The Company previously leased research equipment under finance leases, which were disposed of during the three months ended March 31, 2025.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Lease cost:
Amortization of finance ROU assets	$1	$4
Interest on finance lease liabilities	1	14
Operating lease cost	403	463
Variable lease cost	212	196
Total lease costs	$617	$677

During the three months ended March 31, 2025, the Company disposed of research equipment classified as a ROU asset under a lease agreement. The ROU asset was sold, resulting in a loss of $3 thousand, which is included in the other income (expense) line in the condensed consolidated statements of operations and comprehensive loss for the period.

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2026 and 2025 (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2026	2025
Other lease information:
Operating cash outflows for operating leases	$429	$476
Operating cash outflows for finance leases	$1	$14
Financing cash outflows from finance leases	$62	$211

Weighted-average remaining lease term:
Operating leases	0.6 years	1.6 years
Financing leases	0.4 years	0.9 years

Weighted-average discount rate:
Operating leases	7.6%	7.6%
Financing leases	8.7%	8.7%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2026 (in thousands):

	Operating	Financing
2026 (Remainder of 2026)	$984	$18
2027	59	—
Total future minimum lease payments	1,043	18
Less: imputed interest	22	—
Total lease liabilities	$1,021	$18

License Agreements

In connection with the acquisition of Faeth Therapeutics, Inc. (the "Faeth Acquisition"), the Company assumed the following licensing agreements, each originally entered into by Faeth, to obtain the right to make, use, and sell licensed products currently in development.

Cornell University

In June 2020, Faeth entered into a license agreement (the “Cornell Agreement”) with Cornell University (“Cornell”), pursuant to which Faeth was granted an exclusive, sublicensable, royalty-bearing license to develop and commercialize products using the licensed combination therapy for PI3K associated diseases and disorders. In connection with the Faeth Acquisition, the Company assumed all of Faeth's rights and obligations under the Cornell Agreement. As consideration for the Cornell Agreement, the Company agreed to pay annual license fees of $0.1 million on the anniversary of the agreement. The license fees are recorded as research and development expense in the statements of operations and comprehensive loss as the acquired license represents in-process research and development with no alternative future use. Under the Cornell Agreement, the Company is required to pay up to an aggregate of $6.2 million upon the achievement of certain development and commercial milestones. The Company is also required to pay royalties to Cornell in the low to mid single digit percentage range based on net sales of licensed products. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur. During the three months ended March 31, 2026 and 2025, no payments were made for annual fees. As of March 31, 2026, no milestones were achieved.

Cancer Research Technology Limited (CRT)

In June 2020, Faeth entered into a license agreement (the “CRT Agreement”) with Cancer Research Technology Limited (“CRT”), who is wholly owned by Cancer Research UK, pursuant to which Faeth was granted an exclusive, sublicensable, royalty-bearing license to develop and commercialize FTH-002, or other products with dietary modulation of amino acids. In connection with the Faeth Acquisition, the Company assumed all of Faeth's rights and obligations under the CRT Agreement. As consideration for the CRT Agreement, the Company paid an upfront fee of $0.1 million in 2020 which was recorded as research and development expense in the statements of operations and comprehensive loss as the acquired license represents in-process research and development with no alternative future use. Under the CRT Agreement, the Company is required to pay up to an aggregate of £7.9 million related to the achievement of certain development and commercial milestones and up to an aggregate of £18.1 million related to the achievement of certain partnership milestones. In addition, the Company is required to pay royalties to CRT in the low to mid single-digit percentage range based on net sales of licensed products and sublicense royalty fees in the low double-digit percentage range for any revenue derived from sublicensing. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment, royalties, and sublicense revenues will be recorded when the sales occur. As of March 31, 2026, no milestones have been achieved.

Ravenna Pharmaceuticals (Takeda)

In February 2021, Faeth entered into the Ravenna Agreement, pursuant to which Faeth was granted intellectual property and existing data and agreements to develop and commercialize FTH-001 and FTH-003 in exchange for an upfront fee of $0.5 million. In connection with the Faeth Acquisition, the Company assumed all of Faeth's rights and obligations under the Ravenna Agreement. The upfront payment was recorded as research and development expense in the statements of operations and comprehensive loss because the acquired assets represented in-process research and development with no alternative future use.

As part of the Ravenna Agreement, the Company assumed the Takeda Agreement pursuant to which the Company is required to pay up to an aggregate of $124.0 million related to the achievement of certain development and commercial milestones. The Company is also required to pay royalties to Takeda in the low to mid-single-digit percentage range based on net sales of licensed products. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment, royalties, and sublicense revenues will be recorded when the sales occur. As of March 31, 2026, no milestones have been achieved.

As additional consideration under the Takeda Agreement, the Company was required to issue up to $15.0 million in equity to Takeda upon the first dosing in a Phase 3 clinical trial. In January 2026, this provision was renegotiated and removed in its entirety.

Calithera Biosciences (Millennium Takeda)

In May 2023, Faeth entered into a purchase agreement (the “Calithera Agreement”) with Calithera Biosciences (“Calithera”) under which Faeth was granted intellectual property and existing data and agreements to develop and commercialize FTH-001 and FTH-003. In connection with the Faeth Acquisition, the Company assumed all of Faeth's rights and obligations under the Calithera Agreement. As consideration for the Calithera Agreement, the Company paid an upfront fee of $0.4 million. The payments were recorded as research and development expense in the statements of operations and comprehensive loss because the acquired assets represented in-process research and development with no alternative future use.

As part of the Calithera Agreement, the Company assumed existing license agreements with the Regents of the University of California (the “University of California Agreement”) and Millennium Pharmaceuticals (the “Millennium Agreement”). Under the University of California Agreement, the Company is required to pay up to an aggregate of $1.0 million per licensed product related to the achievement of certain development and commercial milestones, of which $0.8 million remains unpaid as of March 31, 2026. The Company is also required to pay tiered low single-digit royalties based on net sales of licensed products and a low double-digit percentage based on sublicense income if the Company sublicenses the rights granted under the University of California Agreement. Under the Millennium Agreement, the Company is required to pay up to an aggregate of $119.0 million in development, regulatory and commercial launch milestone payments and up to an aggregate of $250.0 million in sales milestone payments. The Company is also required to pay tiered single-digit royalties based on annual net sales of licensed products. Under both agreements, the development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur. As of March 31, 2026, no milestones have been achieved under either agreement.

Litigation

The Company records estimated losses from loss contingencies, such as a loss arising from litigation, when it determines that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Litigation is subject to many factors that are difficult to predict so that there can be no assurance, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs.

8. ACCOUNTS PAYABLE AND CURRENT ACCRUED Expenses

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$3,418	$689
Accrued expenses	5,428	715
Other current liabilities	136	77
Total	$8,982	$1,481

9. redeemable Convertible Preferred stock

In conjunction with the Merger Agreement, on February 17, 2026, the Board adopted the Certificate of Designation, which authorized the issuance of 25,045 shares of Series B Preferred Stock, par value of $0.0001 per share.

Under the terms of the Merger Agreement, the Company issued to the stockholders of Faeth an aggregate of 10,497.0980 shares of Series B Preferred Stock, representing 10,497,098 shares of Common Stock on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations.

Concurrently with the Acquisition, the Company entered into the Purchase Agreement with new and returning investors to raise $200.0 million of gross proceeds in which investors were issued an aggregate of 14,440.395 shares of Series B Preferred Stock, or 14,440,395 on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations, at a price of $13,850 per share, or $13.85 per share on an as-converted-to-common basis. The 2026 Private Placement closed on February 20, 2026.

Subject to the receipt of stockholder approval of the Company Stockholder Matters, each share of Series B Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations established by each holder. As the Series B Preferred Stock contains a cash settlement provision that is outside the control of the Company, the Series B Preferred Stock is classified in temporary equity.

The holders of Preferred Stock have the following rights, preferences and privileges:

Voting Rights

Holders of the Series B Preferred Stock shall have no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the majority of outstanding shares of Series B Preferred Stock (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) issue further shares of Series B Preferred Stock or increase or decrease the number of authorized shares of Series B Preferred Stock, (iii) consummate either a merger or consolidation or other business combination in which stockholders of the Company do not hold at least a majority of the voting power, (iv) authorize or issue any class or series of stock that has powers, preferences or rights that are senior to those of the Series B Preferred Stock, or (v) amend, waive or modify the Merger Agreement in any manner that would be reasonably likely to prevent, impede or materially delay the stockholder approval or conversion of Series B Preferred Stock.

Dividends

Holders of outstanding shares of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock, on an as-converted basis to common stock, equal to and in the same form and manner as dividends paid on shares of common stock.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation, the holders of shares of the Series B Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series B Preferred Stock were fully converted to common stock and amounts shall be paid pari passu with all holders of Common Stock, plus an additional amount equal to any dividends declared on but unpaid to such shares.

Redemption

The Series B Preferred Stock does not have redemption rights. However, if the Company fails to obtain shareholder approval within six months of the initial issuance of Series B Preferred Stock, shares of Series B Preferred Stock become eligible for cash settlement at the option of the holder for a fair value equal to the closing price of the Company’s common stock on the last trading day prior to the date that the notice for cash settlement is delivered from the holder to the Company.

Conversion

Each share of Series B Preferred Stock shall automatically convert at a conversion ratio of 1,000 shares of common stock for each share of Series B Preferred Stock on the third business day after stockholder approval of the Company Stockholder Matters.

10. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Common Stock Warrants

There was no common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the three months ended March 31, 2026. The following is a summary of the common stock warrants outstanding at March 31, 2026 and December 31, 2025:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,143	$2,185.04	3.15	$—
Outstanding at March 31, 2026	1,143	$2,185.04	2.91	$—

11. STOCK-BASED COMPENSATION

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

2021 Equity Incentive Plan

The 2021 Plan became effective in February 2021. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The number of shares initially reserved for issuance under the 2021 Plan was 250,000 (5,000,000 prior to Reverse Stock Split), which began automatically increasing on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 4.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. As of March 31, 2026, 160,521 shares remained available for issuance pursuant to the 2021 Plan.

Accelerated Options From Acquisition of Faeth

On February 17, 2026, in connection with the Acquisition of Faeth, stock options to purchase 6,338,670 shares of Faeth common stock, held by certain Faeth employees, were immediately exercised by the Faeth employees, of which 4,273,182 options had their vesting accelerated (the “Accelerated Options”). The modification of the terms that resulted in the immediate vesting of the Accelerated Options was executed in contemplation of the Acquisition of Faeth and did not require continued employment or future service by the option holders. The Company recognized $4.8 million of research and development expenses and $6.2 million of general and administrative expenses upon the Acquisition of Faeth representing the fair value of the Accelerated Options on the date of the modification.

Assumed Options From Acquisition of Faeth

On February 17, 2026, in connection with the Acquisition of Faeth Therapeutics, the Company assumed all outstanding and unexercised stock options to purchase an aggregate of 252,210 shares of common stock. The Assumed Options were converted into options to purchase shares of the Company's common stock using an exchange ratio of approximately 0.1993, with exercise prices ranging from $1.16 to $5.22 per share on an as-converted basis. The Company recognized $0.5 million representing the fair value of the Assumed Options attributable to the pre-combination service period as part of the consideration transferred. The remaining unrecognized compensation expense associated with the unvested Assumed Options will be recognized over their remaining service periods, which range from approximately 0.1 to 3.5 years. See Note 3 for additional information regarding the Acquisition.

Inducement Grants

In connection with the Acquisition, the Company granted inducement nonstatutory stock options to purchase an aggregate of 2,319,891 shares of common stock to former Faeth employees on February 19, 2026, at an exercise price of $27.22 per share, as a material inducement to entering employment with the Company. In addition, on March 11, 2026, the Company granted an inducement nonstatutory stock option to purchase 166,435 shares of common stock at an exercise price of $29.37 per share to a new employee as a material inducement to entering employment with the Company. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each option award vesting monthly thereafter for three-years. Vesting of each option award is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2021 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

2021 Employee Stock Purchase Plan

The 2021 ESPP became effective in February 2021. A total of 16,666 shares (333,333 prior to Reverse Stock Split) of common stock were initially reserved for issuance under the 2021 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by an amount equal to 1.0% of the total shares of common stock outstanding on December 31st of the preceding calendar year. The purchase price of the shares under the 2021 ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2026, the Company had issued 12,220 shares under the 2021 ESPP, and 72,853 shares were available to be issued under the same plan.

Stock Options

The Company has granted options to purchase shares of common stock to employees pursuant to the 2021 Plan at a weighted average grant date fair value of $7.02 per share during the three months ended March 31, 2026. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of option activity for employee awards under the 2018 Plan, the 2021 Plan and inducement grants for the three months ended March 31, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	272,244	$80.56	6.98	$138
Granted	2,488,226	$27.35
Exercised	(77,143)	$13.39
Expired	(10,130)	$150.58
Outstanding at March 31, 2026	2,673,197	$32.70	9.65	$12,154
Vested or expected to vest as of March 31,2026	2,673,197	$32.70	9.65	$12,154
Exercisable at March 31, 2026	131,864	$141.78	5.65	$781

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2026. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2026 was $1.2 million and there were no option exercises for the three months ended March 31, 2025.

The grant date fair value of options vested during the three months ended March 31, 2026 and 2025 was $0.4 million and $0.6 million, respectively.

At March 31, 2026, there was $57.4 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 3.77 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the three months ended March 31, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,136	$52.17
Vested	(1,505)	$62.05
Unvested at March 31, 2026	631	$28.60

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the three months ended March 31, 2026.

As of March 31, 2026, unrecognized stock-based compensation expense associated with the restricted stock units was immaterial and is expected to be recognized over a weighted-average period of 0.88 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the three months ended March 31, 2026:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2025	229	$217.49	1.98	$—
Outstanding and exercisable at March 31, 2026	229	$217.49	1.74	$—

As of March 31, 2026 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the three months ended March 31, 2026 and 2025, respectively, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	For the Three Months Ended March 31,
	2026	2025
Volatility	95%-122%	94%
Expected term (years)	2.3-6.1	6.0
Risk-free interest rate	3.5%-3.9%	4.4%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$5,498	$126
General and administrative	7,400	335
Total stock-based compensation expense	$12,898	$461

12. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During each of the three months ended March 31, 2026 and 2025, the Company’s matching contributions were less than $0.1 million.

13. COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued incentive compensation	$990	$111
Accrued restructuring - compensation (Note 16)	724	1,159
Other compensation related liabilities	2,455	50
Total	$4,169	$1,320

Other compensation related liabilities as of March 31, 2026 consisted primarily of $2.3 million of unpaid tax gross-up expenses related to the accelerated vesting of options held by Faeth employees prior to the Acquisition and $0.1 million of accrued salaries and wages. Other compensation related liabilities for the period ended March 31, 2026 consisted primarily of $0.1 million of accrued salaries and wages.

14. INCOME TAXES

The Company recorded no provision for income taxes for the three months ended March 31, 2026 and 2025.

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

15. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(170,236)	$(6,864)
Net loss per share—basic and diluted	$(131.45)	$(5.45)
Weighted-average shares outstanding, basic and diluted	1,295,052	1,259,531

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	2,925,407	306,551
Unvested restricted stock units	631	2,334
Warrants issued to employees and contractors to purchase common stock	229	229
Warrants issued related to convertible notes and other equity agreements	1,143	20,609
Series B redeemable convertible preferred stock	24,939,595	—

16. RESTRUCTURING AND RELATED CHARGES

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

The following tables summarize the accrued liabilities activity recorded in connection with the 2024 Restructuring and 2025 Restructuring for the three months ended March 31, 2026 and 2025 respectively (in thousands):

	Personnel	Other	Total
Balance at December 31, 2025	$1,159	$—	$1,159
Cash payments	(435)	—	(435)
Balance at March 31, 2026	$724	$—	$724

	Personnel	Other	Total
Balance at December 31, 2024	$445	$31	$476
Restructuring and other costs, net	25	(2)	23
Cash payments	(346)	(16)	(362)
Balance at March 31, 2025	$124	$13	$137

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K filed with the SEC on March 30, 2026.

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-20 reverse stock split of our common stock that became effective on June 16, 2025 (the "Reverse Stock Split"), and all references to historical share and per share amounts give effect to the Reverse Stock Split.

Overview

We are a clinical-stage biotechnology company focused on improving outcomes for cancer patients through multi-node inhibition of critical oncogenic pathways. On February 17, 2026, we completed the Acquisition of Faeth Therapeutics, a clinical-stage biotechnology company developing multi-node therapies targeting tumor metabolism and signaling, and received $200 million in gross proceeds from the 2026 Private Placement from a broad syndicate of institutional investors. The acquisition brought Faeth's lead asset, PIKTOR, a proprietary investigational all-oral combination of serabelisib and sapanisertib that inhibits multiple nodes of the PI3K/AKT/mTOR pathway, into our pipeline. For additional information regarding the terms of the acquisition and the concurrent financing, see Note 3 to the condensed consolidated financial statements.

Following the Acquisition, our lead program is PIKTOR, an oral multi-node inhibitor of the PI3K/AKT/mTOR pathway in development for endometrial and breast cancer. The PI3K/AKT/mTOR pathway is dysregulated in up to 50% of all solid tumors, making it one of the most prevalent therapeutic targets in oncology. Our core thesis is that simultaneously suppressing multiple pathway nodes can produce deeper, more durable tumor suppression than approved therapies that target only a single node. PIKTOR is currently being evaluated in an ongoing Phase 2 trial in second-line advanced endometrial cancer (Study FTH-PIK-201), with topline data anticipated in the second half of 2026, and in April 2026 the first patient was dosed in our Phase 1b/2 trial in HR+/HER2- advanced breast cancer (Study FTH-PIK-101), from which we expect to report interim data in 2027. We believe the $200 million in gross financing proceeds, together with our existing cash, cash equivalents and marketable securities, will be sufficient to fund operations through these key clinical milestones.

Prior to the Acquisition, we were primarily focused on the development of solnerstotug (formerly SNS-101), our conditionally active monoclonal antibody targeting the immune checkpoint VISTA. We are completing the remaining portion of the solnerstotug Phase 1/2 trial with patients currently on study.

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. Our net loss was $170.2 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $453.4 million and cash, cash equivalents and marketable securities of $202.8 million, which includes $183.1 million in net proceeds received in the 2026 Private Placement. The increase in our net loss for the three months ended March 31, 2026 compared to the same prior year period was primarily attributable to $133.0 million of acquired in-process research and development expense recognized in connection with the Acquisition of Faeth Therapeutics, as well as increased research and development and general and administrative expenses resulting from the integration of Faeth's operations, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and related tax gross-up payments.

Components of Our Results of Operations

Operating Expenses

Research and Development Expense

Our research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses include:

•
expenses incurred under agreements with third-party contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
•
the cost of manufacturing our product candidates including the cost of third-party contract manufacturing organizations, or CMOs, that manufacture product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
•
the cost of outsourced professional scientific development services;
•
employee-related expenses, including salaries, benefits and stock-based compensation, severance costs and other related costs for those employees engaged in the research and development function;
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

Our direct external research and development expenses consist primarily of third party costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. All other external research and development costs, including personnel costs, are not allocated to specific product candidates as they support multiple development programs. We have historically used internal resources primarily to conduct research and manage our preclinical development, process development, manufacturing and clinical development activities. These employees have worked across multiple development programs and, therefore, we have not historically tracked their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense represents the fair value of in-process research and development assets obtained in connection with asset acquisitions where the acquired IPR&D has no alternative future use as of the acquisition date. In accordance with ASC 805, such amounts are expensed at the time of acquisition rather than capitalized. We expect to recognize acquired IPR&D expense in periods in which we consummate acquisitions of development-stage assets. The amount and timing of such charges, if any, will depend on the nature, size and frequency of future acquisition activity.

Other Income (Expense)

Our other income (expense) consists of accretion on short-term investments, interest income (expense), gain or loss on fixed asset disposal, and changes in fair value of warrant liabilities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$17,957	$3,725	$14,232
General and administrative	19,713	3,549	16,164
Acquired in-process research and development	132,957	—	132,957
Total operating expenses	170,627	7,274	163,353
Loss from operations	(170,627)	(7,274)	(163,353)
Total other income	391	410	(19)
Net loss	$(170,236)	$(6,864)	$(163,372)

Research and Development Expenses

Research and development expenses were $18.0 million for the three months ended March 31, 2026, compared to $3.7 million for the three months ended March 31, 2025. The increase of $14.2 million was primarily driven by the inclusion of Faeth Therapeutics operations following the February 2026 acquisition, contributing $1.8 million of research and development costs including preclinical, clinical trial, and chemistry, manufacturing and controls (or "CMC") related expenses, $4.8 million of non-cash stock-based compensation expense and $9.1 million of non-recurring tax gross-up payments related to the accelerated vesting of Faeth options, and $0.7 million of stock-based compensation from inducement grants issued to Faeth employees, partially offset by a $2.2 million decrease in legacy Sensei research and development spending.

We expect research and development expenses in future periods to be lower than those incurred during the three months ended March 31, 2026, which included significant non-recurring costs associated with the Acquisition, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and tax gross-up payments. However, we expect our ongoing research and development expenses to increase significantly as we advance PIKTOR through our ongoing Phase 2 trial in advanced endometrial cancer and our recently initiated Phase 1b/2 trial in HR+/HER2- advanced breast cancer, and as we expand preclinical and CMC activities for our broader pipeline.

General and Administrative Expenses

General and administrative expenses were $19.7 million for the three months ended March 31, 2026, compared to $3.5 million for the three months ended March 31, 2025. The increase of $16.2 million was primarily driven by acquisition-related charges consisting of $6.2 million of non-cash stock-based compensation expense and $6.5 million of non-recurring tax gross-up payments related to the accelerated vesting of Faeth options, $2.5 million of transaction costs, $0.6 million of Faeth operating costs, $0.8 million related to inducement grants issued to Faeth employees and $0.2 million related to assumed options, partially offset by a $0.6 million reduction in legacy Sensei expenses.

We expect our general and administrative expenses in future periods to be lower than those incurred during the three months ended March 31, 2026, which included significant non-recurring costs associated with the Acquisition, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and transaction costs. However, we expect our ongoing general and administrative expenses to remain significantly higher than our pre-Acquisition levels as a result of the integration of Faeth Therapeutics' operations, including personnel costs associated with the expanded workforce and the support of our broader product pipeline, as well as additional costs associated with operating as a larger public company, including consulting, legal, tax-related services, accounting, investor relations, and insurance premiums.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense was $133.0 million for the three months ended March 31, 2026, with no comparable expense in the prior year period. The charge was recognized in connection with the acquisition of Faeth Therapeutics in February 2026 and represents the fair value of acquired IPR&D assets that had no alternative future use as of the acquisition date. See Note 3 to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report for additional information regarding the acquisition.

Other Income

Other income was $0.4 million for the three months ended March 31, 2026 and 2025. For both periods this primarily consisted of interest income related to securities.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $202.8 million. We have financed our operations through sales of our common stock, redeemable convertible preferred stock and convertible debt. Through the date of this Quarterly Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021 and an additional $183.1 million in net proceeds received in the 2026 Private Placement. Our net loss was $170.2 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $453.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures.

We expect our cash requirements to increase as we advance PIKTOR through multiple clinical trials following the Acquisition of Faeth Therapeutics, including our ongoing Phase 2 trial in advanced endometrial cancer and our recently initiated Phase 1b/2 trial in HR+/HER2- advanced breast cancer, and we believe our existing cash, cash equivalents and marketable securities of $202.8 million are sufficient to fund operations through topline data readouts from both studies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(10,733)	$(7,094)
Net cash (used in) provided by investing activities	(31,436)	7,191
Net cash provided by (used in) financing activities	185,826	(214)
Net increase (decrease) in cash and cash equivalents	$143,657	$(117)

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $10.7 million, primarily resulting from our $170.2 million net loss partially offset by a $13.3 million increase in our operating assets and liabilities and increases in non-cash charges of $146.2 million, primarily related to $133.0 million of acquired in-process research and development from the acquisition of Faeth Therapeutics, $12.9 million of stock compensation expense and $0.4 million of non-cash lease expense partially offset by $0.1 million of accretion on marketable securities. The change in operating assets and liabilities was primarily related to a $10.7 million decrease in prepaid expenses related to tax gross-up expenses for the accelerated vesting of options and a $2.6 million increase in accrued compensation and employee benefits related to unpaid tax gross-up expenses for the accelerated vesting of options.

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

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $31.4 million, primarily due to $43.9 million in purchases of short-term investments, partially offset by $6.5 million in cash assumed from the acquisition of Faeth and $6.0 million in maturities of short-term investments.

During the three months ended March 31, 2025, net cash provided by investing activities was $7.2 million, primarily due to $13.5 million in maturities of short-term investments, partially offset by $6.3 million in purchases of short-term investments.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $185.8 million, primarily consisting of $200.0 million proceeds from the issuance of Series B Preferred Stock, $1.0 million from the exercise of options into common stock, partially offset by $15.1 million of issuance costs from the private placement issuance of Series B Preferred Stock and $0.1 million of principal payments under our financing leases.

During the three months ended March 31, 2025, net cash used in financing activities was $0.2 million, primarily consisting of $0.2 million of principal payments under our financing leases.

Material Cash Requirements

Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations.

Operating Leases

We have operating lease arrangements for our corporate offices, lab facilities and an executive residence. As part of our adoption of ASC 842, we recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022. As of March 31, 2026, we had operating lease payment obligations of $1.0 million, with $1.0 million payable for the remainder of 2026. See Note 7 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through topline data readouts from both our ongoing Phase 2 trial of PIKTOR in advanced endometrial cancer (Study FTH-PIK-201) and our recently initiated Phase 1b/2 trial of PIKTOR in HR+/HER2- advanced breast cancer (Study FTH-PIK-101). We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2026, we acquired in-process research and development intangible assets in connection with the Faeth Therapeutics merger, which represents a new critical accounting policy not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. Except for this addition, there were no other significant changes to our critical accounting policies which are included in our Annual Report on Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

On February 17, 2026, we completed our acquisition of Faeth Therapeutics, as further described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. In connection with the acquisition, we have begun the process of integrating Faeth Therapeutics' financial processes, systems, and personnel into our system of internal control over financial reporting. We expect this integration to continue through the remainder of 2026 and to result in changes to our internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. Our net loss was $170.2 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $453.4 million and cash, cash equivalents and marketable securities of $202.8 million, which includes $183.1 million in net proceeds received in the 2026 Private Placement. We have funded our operations to date primarily with proceeds from the sale of our equity securities, including the 2026 Private Placement, and historically from borrowings of convertible debt.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This conclusion is driven by contingent cash settlement provisions of our Series B Preferred Stock and is not based on insufficiency of our cash resources to fund currently planned operations.

The audit report of our independent registered public accounting firm accompanying our consolidated financial statements for the year ended December 31, 2025 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements included in this Quarterly Report continue to reflect that conclusion in Note 1.

The substantial doubt conclusion is not based on a determination that our existing cash, cash equivalents and marketable securities — which were $202.8 million as of March 31, 2026 — are insufficient to fund our currently planned operations. Rather, the conclusion is driven by the contingent cash settlement provisions of our Series B Non-Voting Convertible Preferred Stock that we issued in February 2026 in connection with the Acquisition of Faeth Therapeutics and the related 2026 Private Placement.

The Certificate of Designation governing the Series B Preferred Stock provides that, at any time following the earlier of (i) approval of the Company Stockholder Matters or (ii) August 17, 2026 (the date that is six months following the initial issuance of the Series B Preferred Stock), if we fail to deliver shares of common stock to a converting holder within the timeframes required by the Certificate of Designation, the holder may require us to pay cash in lieu of delivering such shares, in an amount equal to the fair value of the undelivered shares determined by reference to our then-current common stock trading price. Because the aggregate magnitude of any such cash settlement obligations would depend on our trading price and the number of conversion notices submitted, such obligations could, in the aggregate, substantially exceed our cash resources.

We have taken the actions we believe are necessary to enable timely delivery of shares of common stock upon conversion of the Series B Preferred Stock. We have called a meeting of our stockholders to be held on June 10, 2026 to vote on the Company Stockholder Matters, including the Charter Amendment Proposal that would increase our authorized common stock to a number sufficient to permit conversion in full of the Series B Preferred Stock, and we have filed our definitive proxy statement in connection with that meeting. We have also filed our Nasdaq Listing Application in connection with the change of control resulting from the Acquisition. However, we cannot guarantee that the Company Stockholder Matters will be approved at the stockholder meeting (or at any subsequent adjournment), that our Nasdaq Listing Application will be conditionally approved, or that we will be able to timely deliver shares of common stock upon any conversion notice — particularly any optional conversion notice submitted by holders subject to beneficial ownership limitations following automatic conversion of other holders' shares.

If we are unable to satisfy any of these conditions or otherwise fail to timely deliver shares of common stock upon conversion, the resulting cash settlement obligations could be substantial and could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, the going concern explanatory paragraph in our auditor's report may itself adversely affect our ability to raise additional capital on favorable terms, our relationships with vendors, contract research organizations, contract manufacturers and other counterparties, and the trading price of our common stock.

For additional discussion, see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report and the risk factors below under "Risks Related to the Acquisition."

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

There is no assurance that any clinical trials of our product candidates will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any of our product candidates. All our product candidates are in the early stages of our development efforts, and if any of our product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. While the FDA has not objected to our protocol for PIKTOR in HR+/HER2- breast cancer, there can be no assurance that the FDA will permit any future IND or protocol for our other product candidates or additional indications to go into effect in a timely manner or at all. We would not be permitted to conduct further clinical trials in the United States without future INDs and approved protocols for our other product candidates.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

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

We anticipate that we will compete with Alpelisib, Inavolisib, Capivasertib, Everolimus and Temsirolimus, all of which are approved drugs that target the PI3K/AKT/mTOR pathway. In addition, we are aware of several additional product candidates in clinical development that could potentially pose a direct competitive threat to PIKTOR, particularly for the treatment of advanced HR+/HER2- breast cancer. These product candidates include Gedatolisib, an intravenous pan-PI3K + mTORC1/2 inhibitor from Celcuity, whose New Drug Application for HR+/HER2-, PIK3CA wild-type metastatic breast cancer was accepted by the FDA with Priority Review and a Prescription Drug User Fee Act goal date of July 17, 2026; Tersolisib, an oral mutant-specific PI3Kα inhibitor from Eli Lilly currently in Phase 3 trials for HR+/HER2- breast cancer; Zovegalisib, an oral mutant-selective PI3Kα inhibitor from Relay Therapeutics currently in Phase 3 trials for advanced HR+/HER2- breast cancer; Afuresertib, an oral pan AKT inhibitor from Laekna Therapeutics currently in Phase 3 trials for advanced HR+/HER2- breast cancer; Paxalisib, an oral brain penetrant PI3K/mTOR inhibitor from Kazia Therapeutics currently in Phase 3 trials in glioblastoma; SNV4818, an oral pan-mutant-selective PI3Kα inhibitor acquired by Novartis from Synnovation Therapeutics in March 2026, currently in Phase 1/2 trials for HR+/HER2- breast cancer and other solid tumors; and OKI-219, an oral mutant-specific PI3Kα inhibitor from OnKure Therapeutics, currently in Phase 1/2 trials for HR+/HER2- breast cancer and other solid tumors. In addition, on May 1, 2026, Celcuity announced positive topline results from the PIK3CA mutant cohort of its Phase 3 VIKTORIA-1 trial, with both the gedatolisib triplet (gedatolisib plus fulvestrant plus palbociclib) and the gedatolisib doublet (gedatolisib plus fulvestrant) demonstrating statistically significant and clinically meaningful improvements in progression-free survival. Celcuity has indicated that it intends to submit a supplemental New Drug Application to the FDA for the PIK3CA mutant indication, and that detailed data from both VIKTORIA-1 cohorts will be presented at the 2026 American Society of Clinical Oncology Annual Meeting in early June 2026. If gedatolisib receives marketing approval in either or both indications, it could establish a meaningful market position before PIKTOR completes clinical development. The two cohorts together cover a substantial portion of the HR+/HER2- advanced breast cancer patient population, which could narrow the addressable population for PIKTOR if gedatolisib achieves favorable approval and reimbursement. Our competitive thesis is that multi-node inhibition is a superior mechanism to provide deeper, more tolerable suppression of the PI3K/AKT/mTOR pathway than is currently available in approved therapeutics. If our thesis is incorrect, or if new modalities are developed that better suppress the PI3K/AKT/mTOR pathway, our business would be materially and adversely impacted.

Several of these competing product candidates are in Phase 3 registrational trials with potential approval timelines that are ahead of our development timeline for PIKTOR. In particular, Celcuity has now reported positive topline Phase 3 results from both the PIK3CA wild-type cohort and the PIK3CA mutant cohort of its VIKTORIA-1 trial, has its New Drug Application for gedatolisib in HR+/HER2-, PIK3CA wild-type metastatic breast cancer under FDA Priority Review with a Prescription Drug User Fee Act goal date of July 17, 2026, and has announced its intention to file a supplemental New Drug Application for the PIK3CA mutant indication. If one or more competitors obtains regulatory approval and establishes a market position before we are able to enter the market, it could significantly diminish the commercial opportunity for PIKTOR, particularly if the approved product addresses the same patient population or demonstrates a superior safety or efficacy profile. Additionally, mutant-selective PI3Ka inhibitors being developed by Eli Lilly (tersolisib) and Relay Therapeutics (zovegalisib) are also in Phase 3 development and, if approved, could reduce the addressable market for PIKTOR by providing an alternative targeted approach for patients with PI3K-mutant tumors. Large pharmaceutical companies are making significant investments in the PI3K/AKT/mTOR space. For example, in March 2026, Novartis announced the acquisition of Synnovation Therapeutics’ pan-mutant-selective PI3Kα inhibitor program, including SNV4818, which is currently in Phase 1/2 clinical development for HR+/HER2- breast cancer. This and similar acquisitions could result in additional well-resourced competitors with established commercial infrastructure entering the market ahead of or concurrent with PIKTOR, which could significantly diminish our commercial opportunity.

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

In addition, our Non-Essential Amino Acid Restriction (“NEAAR”) program, which seeks to restrict patient intake of specific non-essential amino acids to suppress tumor growth, represents a novel therapeutic approach for which there is limited regulatory precedent. Dietary interventions are not subject to the same well-established regulatory approval pathways as pharmaceutical products, and it is unclear how the FDA or comparable foreign regulatory authorities would evaluate a dietary regimen as a component of a cancer treatment regimen. Even if we are able to generate clinical evidence supporting the use of NEAAR in combination with our other product candidates, third-party payors may be unwilling to provide coverage or reimbursement for a prescribed dietary intervention, which could limit patient adoption and reduce any potential commercial value of the program.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Following the approval of the Company Stockholder Matters, the Acquisition will result in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use after approval of the Company Stockholder Matters. Faeth’s NOL carryforwards may also be subject to limitations as a result of prior shifts in equity ownership and/or the Acquisition. We may also have experienced an ownership change in the past, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Furthermore, our ability to utilize NOLs of Faeth that we acquired as a result of the Acquisition may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

3.6

Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 18, 2026).

10.1*#	Sensei Biotherapeutics, Inc. Severance and Change in Control Plan.
10.2*#	Sensei Biotherapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Sensei Biotherapeutics, Inc.

Date:	May 15, 2026	By:	/s/ Christopher W. Gerry
Christopher W. Gerry
President and General Counsel
Principal Executive Officer

Date:	May 15, 2026	By:	/s/ Josiah Craver
Josiah Craver
Senior Vice President of Finance
Principal Financial and Accounting Officer