Form 10-K/A
period 2025-12-31
Sensei Biotherapeutics, Inc.
filed 2026-06-02
CIK 1829802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
10-K.

		Page
PART I
Item 1.	Business	1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	43

Explanatory Note
Sensei Biotherapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and replace in its entirety Part I, Item 1. Business of the Original Filing in response to comments received from the staff of the SEC.
In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains revised certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements or other financial information have been included in this Amendment No. 1, paragraph 3 has been omitted from each of the revised Section 302 Certifications, and because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 have been omitted from each of the revised Section 302 certifications.
Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Overview

We are a clinical-stage biotechnology company focused on improving outcomes for cancer patients through multi-node inhibition of critical oncogenic pathways. On February 17, 2026, we completed the acquisition of Faeth Therapeutics, a clinical-stage biotechnology company developing multi-node therapies that target tumor metabolism and signaling. The Acquisition brought Faeth’s lead asset, PIKTOR, a proprietary investigational all-oral combination of serabelisib and sapanisertib that inhibits multiple nodes of the PI3K/AKT/mTOR pathway, into our pipeline. In connection with the Acquisition, we received $200 million in gross proceeds from a private placement financing, or the 2026 Private Placement, from a broad syndicate of investors, including several leading life sciences funds, including B Group Capital, Balyasny Asset Management, Columbia Threadneedle Investments, Cormorant Asset Management, Fairmount, Logos Capital, RA Capital Management, and Vivo Capital, to advance PIKTOR through key clinical milestones. For additional information regarding the terms of the Acquisition and the 2026 Private Placement, see Note 15 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

Following the Acquisition, our lead program is PIKTOR, an investigational multi-node inhibitor, or MNI, of the PI3K/AKT/mTOR pathway in development for endometrial and breast cancer. The PI3K/AKT/mTOR pathway is dysregulated in up to 50% of all solid tumors, making it one of the most prevalent therapeutic targets in oncology. Despite this, currently approved therapies—all of which target only a single pathway node—have produced limited clinical benefits, often accompanied by toxicities that have constrained their utilization. Our core scientific thesis is that simultaneously suppressing multiple nodes of a pathway produces deeper, more durable tumor suppression than targeting any single-node alone, which we believe may also enable lower drug dosing, potentially contributing to an improved tolerability profile.

PIKTOR is currently being evaluated in an ongoing Phase 2 trial in second-line advanced endometrial cancer (Study FTH-PIK-201), with topline data anticipated by year-end 2026. The primary endpoint for this Phase 2 trial is objective response rate (ORR), and the secondary endpoints are progression free survival (PFS), PFS at six months, overall survival, clinical benefit rate (CBR), duration of response (DOR) and safety and tolerability by assessment of adverse events (AEs) and serious adverse events (SAEs). In May 2026, we announced that we had dosed the first patient in our Phase 1b trial in HR+/HER2- advanced breast cancer (Study FTH-PIK-101). The primary endpoint for this Phase 1b trial is safety and tolerability by assessment of AEs and SAEs, and the secondary endpoints are ORR, PFS, PFS at six months, overall survival, CBR and DOR.

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

•

Concurrently, we plan to broaden PIKTOR’s development into advanced HR+/HER2- breast cancer through Study FTH-PIK-101, for which we announced in May 2026 that the first patient was dosed, and expect interim dose escalation data and expansion cohort initiation in 2027, and expansion cohort data in 2028.

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

The key components of the pathway are:

Phosphoinositide 3-kinase (PI3K), an upstream node in the pathway which is activated by various growth factor receptors in response to extracellular stimuli to produce either growth or regulatory signals. PI3K is further broken down into four subtypes, or isoforms, that are expressed in different cell types. The PI3K alpha isoform (PI3Ka, encoded by the PIK3CA gene) is responsible for either initiating or regulating cellular proliferation.

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
PIK3R1
PI3K
PTEN
mTORC2
MTOR, RICTOR
Nutrient Levels
TSC1
STK11
TSC2
mTORC1
MTOR, RPTOR
AKT
PPP2R1A
S6K
4E-BP1
Cell Cycle Progression & Suppression of Apoptosis
Protein Synthesis & Cell Growth

The PI3K/AKT/mTOR Pathway

Mutation of the PIK3CA gene is the most common oncogenic alteration of the PI3K/AKT/mTOR pathway, encompassing approximately 40% of total pathway mutations. However, mutations in any pathway component, which collectively outnumber those to PI3Ka, can also lead to oncogenic activity and the pathway can also be aberrantly activated in support of tumor growth in its non-mutated, “wild type” state either by dysregulated upstream signaling or as an adaptive response to therapy. The pathway’s ability to support tumors without its own mutation suggests its clinical relevance may extend beyond those patients with direct pathway mutations.

Broader pathway mutations outnumber PI3Ka

Source: cBioPortal for Cancer Genomics (approximately 21,000 patients). Cerami et al., Cancer Discov. 2012; Gao et al., Sci. Signal, 2013. The “PIKTOR = 85%” figure represents the estimated percentage of PI3K/AKT/mTOR pathway-mutated tumors, across the tumor types depicted, that harbor mutations within the broad pathway nodes addressable by PIKTOR’s multi-node mechanism (PI3Ka, mTORC1, mTORC2 and associated pathway components). The “Mut Spec = 8%” figure represents the estimated average percentage of endometrial tumors harboring a PIK3CA mutation as the sole pathway alteration, reflecting the narrower population that may be addressable by mutant-specific PI3Ka inhibitors. The percentages in the Venn diagram relate to all ten tumor types reflected in the bar chart. These estimates are based on the Company’s analysis of publicly available genomic data. NSCLC: non-small cell lung cancer.

Approved Single-Node Inhibitors (SNI) Therapies and Their Limitations

Given the relevance of the PI3K/AKT/mTOR pathway in the context of cancer, considerable effort and resources have been expended to develop pathway inhibitors. These efforts have resulted in the approval of five agents for the treatment of PI3K/AKT/mTOR pathway-associated solid tumors, each of which is a single-node inhibitor, or SNI, of the pathway:

•	Alpelisib: selective PI3Ka inhibitor

•	Inavolisib: selective PI3Ka inhibitor

•	Capivasertib: pan-AKT inhibitor

•	Everolimus: mTORC1 inhibitor

•	Temsirolimus: mTORC1 inhibitor

The currently approved therapies have focused on single-node inhibition and PI3Ka isoform selectivity in an attempt to improve the class’s therapeutic window. Earlier pan-PI3K isoform inhibitors produced numerous trial failures, and one withdrawn approval, due to weak efficacy or immunologic and metabolic toxicities.

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

In contrast to single-node inhibition, MNIs are designed to better match the biologic architecture of the PI3K/AKT/mTOR pathway to maintain durable suppression, as they not only inhibit initial dysregulated oncogenic signaling at multiple points but also shut down the “escape routes” that tumors often employ to resist treatment. Because MNI suppresses the pathway more comprehensively, emerging evidence suggests its clinical benefit may extend beyond patients with direct pathway mutations to include tumors where the pathway is aberrantly activated as a resistance mechanism rather than a primary oncogenic driver. This differentiated capability has been reflected in clinical trial data generated by some development stage MNIs relative to the approved SNIs, as discussed further below.

PIKTOR—Our Lead Clinical Candidate

Composition and Mechanism of Action

PIKTOR, our lead clinical candidate, is an oral MNI of the PI3K/AKT/mTOR pathway. PIKTOR is comprised of two independently dosed inhibitors of discrete pathway nodes:

•	Serabelisib, a selective phosphoinositide 3-kinase alpha (PI3Ka) inhibitor

•	Sapanisertib, a mammalian target of rapamycin complexes (mTORC) 1 and 2 inhibitor

PIKTOR’s design reflects a strategy of vertical pathway blockade, targeting PI3Ka upstream and mTORC1 and mTORC2 downstream, simultaneously addressing oncogenic pathway activation and the adaptive escape routes tumors employ to resist treatment, while suppressing downstream signaling regardless of mutational status. In addition, the selectivity of serabelisib for PI3Ka versus other PI3K isoforms may reduce the risk of off-target toxicities associated with pan-PI3K inhibition.

PIKTOR’s Multi-node Mechanism of Action

Source: Tyrakis et al., British Journal of Cancer, 2025; 133: 144-154. Hopkins BD, Pauli C, Du X, Wang DG, Li X, Wu D, et al. Suppression of insulin feedback enhances the efficacy of PI3K inhibitors. Nature. 2018;560:499-503.

Differentiated Product Profile

We believe PIKTOR may have a substantially differentiated clinical profile versus both currently available and developmental treatments for multiple solid tumors, including:

•	Oral MNI mechanism of action, providing convenient administration relative to IV-based alternatives

•

Potentially compelling emerging tolerability profile, with rates of hyperglycemia and stomatitis observed in our Phase 2 clinical trial of PIKTOR in advanced endometrial cancer (Study FTH-PIK-201) as of the January 2026 data cutoff of 13.6% any grade and 4.5% grade 3/4 (hyperglycemia) and 13.6% any grade, 0% grade 3/4 (stomatitis), as described in the “Emerging Safety Profile” section below

•	Potentially differentiated potency, with preclinical data demonstrating that PIKTOR deeply inhibited signaling across multiple nodes of the PI3K/AKT/mTOR pathway

•

Broad anti-tumor impact, with responses observed across multiple tumor types and mutational profiles, including in patients with no detectable PI3K/AKT/mTOR pathway mutations, suggesting that multi-node inhibition may confer clinical benefit independent of mutational status

•	Selective PI3Ka inhibition that may avoid immunologic toxicity that has been historically associated with pan-PI3K inhibitors

•

Synergistic activity with CDK4/6 inhibitors, taxane-based chemotherapy, and potentially selective estrogen receptor degraders, or SERDs, as observed in preclinical models—all of which are important components of current treatment regimens across our targeted tumor types

•	Tunability that may potentially enable indication-specific dose optimization of each component through independent dosing of serabelisib and sapanisertib

In a head-to-head preclinical study, PIKTOR achieved pathway suppression at lower concentrations than other PI3K/AKT/mTOR targeted agents

Source: Tyrakis et al., British Journal of Cancer, 2025; 133: 144-154. IC50 values represent the concentration required to achieve 50% reduction in cell number versus control in each cell line. PIKTOR values reflect the sapanisertib IC50 for the combination of serabelisib and sapanisertib at fixed ratio representing clinical exposure. ¹ Tyrakis et al., British Journal of Cancer, 2025; 133: 144-154. ² The Company’s internal data of a preclinical head-to-head comparison of PIKTOR to Gedatolisib. Gedatolisib IC50 values in the endometrial cancer cell lines and data for the paclitaxel-resistant cell line variants are based on the Company’s internal preclinical analyses and have not been independently published. ND = not done. Note: When comparing serabelisib and alpelisib, the clinically relevant human exposure for serabelisib is 3-4-fold higher than alpelisib. The IC50 values shown above are derived from in vitro preclinical studies conducted under consistent experimental conditions and protocols. Drug concentrations for each agent were selected to cover the full range of inhibitory concentrations (0% inhibition to 100% inhibition) so that IC50 for each agent could be calculated. In vitro results may not be predictive of clinical outcomes, and these comparisons should be interpreted with caution.

PK/PD Profile and Phase 2 Dose for Study FTH-PIK-201

Findings from prior development work have led to the characterization of PIKTOR’s differentiated pharmacokinetic/pharmacodynamic, or PK/PD, profile and the identification of PIKTOR’s phase 2 dose, or RP2D, of 3mg sapanisertib/200mg serabelisib administered on an intermittent dosing schedule of three days per week on a continuous monthly cycle that we are utilizing in our ongoing Phase 2 trial in endometrial cancer, study FTH-PIK-201. We believe this PK/PD-enabled dosage level and frequency combination is important to PIKTOR’s potentially differentiated clinical profile because it is designed to maximize the amount of time that plasma concentrations of PIKTOR are at or above in vitro IC90 concentration—potentially as much as two to three times longer per month than competitors—while being within levels that have been generally well tolerated by patients in previous studies.

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

Emerging Safety Profile

We believe clinical data to date suggest a potentially compelling tolerability profile. The management of treatment-related adverse events, particularly hyperglycemia and stomatitis, has been a meaningful challenge with existing PI3K/AKT/mTOR pathway therapies and has in some cases limited their commercial uptake. In our Phase 2 clinical trial of PIKTOR in advanced endometrial cancer (Study FTH-PIK-201), as of our January 2026 data cutoff, we have observed that out of 22 patients, patients experienced stomatitis (13.6% any grade, 0% grade 3/4) and hyperglycemia (13.6% any grade and 4.5% grade 3/4).

PIKTOR has several characteristics that we believe may contribute to this emerging tolerability profile. Its PI3Ka isoform specificity may reduce the potential risk of immune compromising toxicities that have been previously associated with pan-PI3K inhibitors. Its oral formulation and intermittent dosing schedule are designed to maintain plasma concentrations within a therapeutic range while avoiding the extreme peak concentrations that may be associated with certain adverse events. In addition, by achieving more complete pathway suppression across multiple nodes, PIKTOR can be administered at substantially lower doses of each component than are required for monotherapy, which we believe may confer deeper efficacy within a more tolerable clinical profile.

Clinical Development History and Evidence to Date

Development History

Both serabelisib and sapanisertib have been studied either alone or in combination, including in combination with other agents, in multiple preclinical studies and in clinical trials involving approximately 1,050 patients at a range of doses. Within the completed studies, 152 patients have received PIKTOR at doses ranging from 2mg to 8mg of sapanisertib and from 100mg to 400mg of serabelisib and in either daily or intermittent schedules in three clinical trials, one of which included both dose escalation and dose expansion cohorts. Across these studies, PIKTOR was generally well tolerated with most AEs considered possibly drug related being mild or moderate in severity. A total of 13 drug-related serious adverse events, or SAEs, all non-fatal, were reported across the three trials. By type, these were increased transaminases (2), fatigue (2), nausea (2), vomiting (2), and enterocolitis, general physical health deterioration, hyperglycemia, pyrexia, and septic shock (one each).

The data that have emerged from these clinical trials—each component demonstrating anti-tumor activity as monotherapy, and the combination generally well tolerated at low doses with clinical activity alongside other agents—support our belief that PIKTOR has the potential to provide more comprehensive and tolerable PI3K/AKT/mTOR pathway inhibition than current SNIs, and may be differentiated from other MNIs in development.

Phase 1b Study X31025—Results

Study X31025 was an investigator-initiated, Phase 1, open-label, single center, dose-escalation trial of PIKTOR in combination with weekly paclitaxel in 19 heavily pretreated patients (averaging four prior lines of therapy) with advanced breast (3), endometrial (6) and ovarian (10) tumors. All but one patient had been previously treated with taxane-based chemotherapy. The study consisted of five dose cohorts which were administered via a three days per week/four weeks per month intermittent dosing schedule. Doses ranged from 2mg to 4mg of sapanisertib, 100mg to 200mg of serabelisib and 60 mg/m² to 80 mg/m² of paclitaxel. Study X31025 was conducted by Dr. David Starks and Dr. Casey Williams at Avera Cancer Institute in Sioux Falls, South Dakota from July 2017 to July 2020. The primary endpoints were safety and tolerability, the determination of a maximum tolerated dose of PIKTOR in combination with weekly paclitaxel and to recommend a Phase 2 dose of PIKTOR in combination with weekly paclitaxel, the secondary endpoint was ORR and the exploratory endpoints were to describe Health Related Quality of Life outcomes as measured by the Treatment Related Symptom Checklist and HRQOL-LASA and biomarker assessment. This trial was not powered for statistical significance as it was a Phase 1b dose escalation study evaluating safety as the primary endpoint. The data from Study X31025, which we summarize below, was reported in Gynecologic Oncology in 2022.

Efficacy Results

At the conclusion of the study, 15 patients were evaluable for efficacy. The remaining four patients in the trial were not evaluable for efficacy because they did not complete the first cycle of the trial and therefore per protocol were not included in calculating ORR, CBR or any other measures. For the evaluable patients, the ORR was 47% and the CBR was 73%. Individual patient responses were:

•	3 Complete Responses, or CRs, all in endometrial cancer patients who had failed previous taxane treatment

•	4 Partial Responses, or PRs, 1 breast, 2 ovarian, and 1 endometrial

•	4 Stable Disease, or SD, all ovarian, for greater than or equal to 6 months

Amongst the seven response-evaluable patients expressing at least one PI3K/AKT/mTOR pathway mutation, the ORR increased to 71%.

At the time of the data cutoff for the publication, median Progression-Free Survival, or PFS, was 11 months, and overall survival, or OS, was 17 months. The genetic profiles of the tumors revealed that 2 patients had direct PI3Ka mutations, 5 had broader PI3K/AKT/mTOR pathway mutations, and 8 had no pathway mutations. Responses were observed across all tumor types and in all mutational classifications.

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

Abbreviations: LOT = Lines of Therapy; ORR = Objective Response Rate; CBR = Clinical Benefit Rate; PFS = Progression-Free Survival.

Tolerability Results

PIKTOR was generally well tolerated in the trial. Most treatment emergent adverse events were classified as mild or moderate and only one dose-limiting toxicity (DLT), which occurred at dose level 5 (4mg of sapanisertib, 200mg of serabelisib and 80 mg/m2 of paclitaxel), was observed (renal failure secondary to hyperglycemia). The most frequent grade 3 or 4 adverse events were decreased white blood cells, nonfebrile neutropenia, hypophosphatemia, hyperglycemia, anemia, and elevated liver enzymes. The publication did not separately report SAEs.

FTH-PIK-201 January 2026 Data Snapshot

PIKTOR’s tolerability profile was further informed by the results of a data snapshot we conducted in January 2026 of 22 advanced endometrial cancer patients enrolled in the ongoing Study FTH-PIK-201. The dosing level in this trial is 3 mg sapanisertib, 200 mg serabelisib, 80 mg/m2 paclitaxel. The data showed that PIKTOR continued to be generally well tolerated. Patients experienced stomatitis (13.6% any grade, 0% grade 3/4) and hyperglycemia (13.6% any grade and 4.5% grade 3/4) . Of note, patients in the PIK-201 study are not required to use any steroid mouthwash prophylaxis. The SAEs, regardless of attribution, that were observed in the trial as of the January 2026 data snapshot were sepsis (2), increased alanine aminotransferase (1), increased aspartate aminotransferase (1), embolism (1), flank pain (1), hyperglycemia (1), pneumonia (1), pyelonephritis (1), toxicity to various agents (1), tracheal hemorrhage (1), urosepsis (1), and UTI (1); of note, only the increased alanine aminotransferase and hyperglycemia were determined by the investigator to be related to study treatment.

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

First-line (endocrine-resistant, PIK3CA-mutated): Inavolisib (selective PI3Ka inhibitor/degrader), approved in October 2024 in combination with palbociclib and fulvestrant, is the first targeted therapy approved specifically for the first-line treatment of endocrine-resistant, PIK3CA-mutated HR+/HER2- advanced breast cancer. In its pivotal Phase 3 trial, INAVO120, the inavolisib-based triplet more than doubled median PFS compared to palbociclib and fulvestrant alone (15.0 months vs. 7.3 months), reducing the risk of disease progression or death by 57% (HR 0.43). Updated overall survival data have demonstrated a statistically significant survival benefit as well.

Second-line and beyond (post-CDK4/6 progression): Three additional agents are approved for use following progression on CDK4/6 inhibitor-based therapy: alpelisib (selective PI3Ka inhibitor), capivasertib (pan-AKT inhibitor), and everolimus (mTORC1 inhibitor). Of these, the best data generated to date was shown by capivasertib in combination with fulvestrant, a SERD. In its pivotal trial, CAPItello-291, the combination improved median PFS in the PIK3CA/AKT1/PTEN-altered subgroup to 7.3 months vs. 3.1 months for fulvestrant alone, reducing the risk of disease progression or death (hazard ratio) by 50%.

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

In the Phase 3 VIKTORIA-1 trial (PIK3CA wild-type cohort), gedatolisib demonstrated PFS of 9.3 months for the gedatolisib triplet (gedatolisib plus fulvestrant plus palbociclib) (HR 0.24) and 7.4 months for the gedatolisib doublet (gedatolisib plus fulvestrant) (HR 0.33) versus 2.0 months for fulvestrant alone. We believe these results support the rationale for multi-node inhibition of the PI3K/AKT/mTOR pathway.

PIKTOR’s Development Rationale

Beyond gedatolisib’s MNI class-validating results, we believe PIKTOR’s substantial body of preclinical evidence demonstrating deep pathway suppression and activity in multiple breast tumor models, including in synergistic combination with palbociclib, provides evidence that PIKTOR has the potential to produce a meaningful benefit to patients in this setting.

% Change in Tumor Volume
(Starting volume = 250mm3)
900
800
700
600
500
400
300
200
100
0
-100
24
28
32
36
40
44
48
52
Day Post Tumour Implantation
Vehicle Control
Sapanisertib
Serabelisib
PIKTOR

PIKTOR’s impact on the MDA-MB-361 breast cancer model

Source: Tyrakis et al., British Journal of Cancer, 2025; 133: 144-154 / Faeth Internal Data. Serabelisib dosed at 75 mg/kg (mouse equivalent of 200mg in humans), PO QD, 3 days on / 4 days off. Sapanisertib dosed at 0.5 mg/kg (mouse equivalent of 3mg in humans), PO QD, 3 days on / 4 days off. MDA-MB-361 cell line mutations: PIK3CA, MTOR, BRCA2, BRAF, CDKN2A, TP53. The human-equivalent doses correspond to the RP2D of 200mg serabelisib / 3mg sapanisertib utilized in the Company’s ongoing clinical trials.

In addition, results from a Phase 2 clinical trial (Garcia-Saenz et al., 2022) showed that sapanisertib, administered daily and at higher doses than we are contemplating in our future clinical development plans due to tolerability risks, in combination with fulvestrant, demonstrated antitumor activity (21.3% ORR; 7.2 months median PFS) in advanced HR+/HER2- breast cancer patients.

PIKTOR’s Potential for Differentiation Amongst MNIs in HR+/HER2- Breast Cancer

In addition to the general safety and PK/PD profile advantages described in the “Emerging Safety Profile” and “Differentiated Product Profile” sections above, we believe PIKTOR has several characteristics that may combine to create a differentiated profile within the MNI class specifically in the HR+/HER2- breast cancer setting:

•

Its oral formulation may enable the establishment of an all oral MNI-based treatment regimen for advanced HR+/HER2- breast cancer that would untether patients from mandatory in-patient infusion treatment

•

Low levels of stomatitis at the RP2D - 6% any grade observed in the Phase 1b trial and 13.6% any grade in the January 2026 FTH-PIK-201 data snapshot - that may reduce the need for four times daily prophylactic treatment with a corticosteroid mouthwash

•

A PK/PD profile that we believe, based on our analysis of publicly available data, may offer two key advantages over other developmental MNIs: first, PIKTOR’s oral intermittent dosing schedule is designed to maintain plasma concentrations at or above the IC90 efficacy threshold for approximately two to three times longer per month; and second, PIKTOR’s lower required dose levels result in a substantially lower ratio of peak drug concentration (Cmax) to IC90, which we believe may reduce the risk of concentration-dependent toxicities

Study FTH-PIK-101

Study FTH-PIK-101 is our Phase 1b open-label, dose escalation trial of PIKTOR in advanced HR+/HER2- breast cancer, for which we announced that we had dosed the first patient in May 2026. The purpose of this study is to evaluate PIKTOR’s safety and preliminary efficacy in combination with fulvestrant, +/- palbociclib, in advanced HR+/HER2- metastatic breast cancer patients who have failed prior systemic therapies. The primary endpoint for this Phase 1b trial is safety and tolerability by assessment of AEs and SAEs, and the secondary endpoints are ORR, PFS, PFS at six months, overall survival, CBR and DOR.

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

PIKTOR’s Development Rationale

As described in the Phase 1b results above, PIKTOR demonstrated an 80% ORR in five heavily pretreated endometrial cancer patients in Study X31025, including three complete responses. We believe these results, combined with preclinical data demonstrating dose dependent inhibitory activity in four endometrial cancer preclinical models (HEC1B, MFE280, MFE296, and AN3CA) in combination with paclitaxel, support our plans to further evaluate PIKTOR in this setting.

Endometrial tumor mutations and response status from Phase 1b trial, X31025

Source: Starks DC, Rojas-Espaillat L, Meissner T, Williams CB. Phase I dose escalation study of dual PI3K/mTOR inhibition by Sapanisertib and Serabelisib in combination with paclitaxel in patients with advanced solid tumors. Gynecologic Oncology. 2022 Jul 15. Data cutoff per publication October 1, 2021. *Updated follow-up data obtained through unpublished communication with the study investigators. Single-agent chemotherapy reference line (~4 months PFS) represents the approximate median PFS for the chemotherapy control arm (investigator’s choice of doxorubicin 60 mg/m² IV every 3 weeks or paclitaxel 80 mg/m² IV weekly, 3 weeks on/1 week off) in the pMMR population of KEYNOTE-775 (Makker et al., NEJM 2022). Abbreviations: LOT = Lines of Therapy; ORR = Objective Response Rate; CBR = Clinical Benefit Rate; PFS = Progression-Free Survival; OS = Overall Survival.

Preclinical dose-dependent inhibitory activity in endometrial cancer models in combination with paclitaxel

Source: Tyrakis et al., British Journal of Cancer, 2025; 133: 144-154. Cell lines tested: HEC1B, MFE280, MFE296, AN3CA. Dose-response curves: Serabelisib dosed at 0—6uM, sapanisertib dosed at 0—30nM, paclitaxel dosed within the range 0.001nmol/L-100umol/L. Cells exposed to drugs for 3 days (72 hours). Resorufin Fluorescence at 600-620 nm used to quantify cell number. PI3K-pathway mutation status of the cell lines is shown in the IC50 table above.

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

The primary endpoint of the trial is ORR with the following secondary endpoints: PFS, PFS at six months, overall survival, CBR, DOR and safety and tolerability by assessment of AEs and SAEs. The trial protocol does not establish a specific target ORR for the primary endpoint; ORR will be evaluated against the historical benchmark for single-agent chemotherapy in this setting, consistent with the design of single-arm, open-label Phase 2 trials. We have initiated this Phase 2 trial, with topline data currently anticipated by year-end 2026. We anticipate dosing the last patient in this trial and announcing longer term follow-up data in 2027.

Potential Future Indications

Beyond advanced HR+/HER2- breast cancer and advanced endometrial cancer, we may also consider developing PIKTOR in additional indications where there are large unmet needs, PI3K/AKT/mTOR pathway activity is implicated in disease progression, and PIKTOR or its components have displayed clinical activity.

Our potential interest in ovarian cancer is driven by encouraging activity in the ovarian patients in the investigator-initiated Phase 1b trial (Study X31025), described above, as well as the results of the Phase 2 “DICE” trial. The DICE trial was a randomized controlled investigator-initiated trial of 134 ovarian cancer patients designed to evaluate the addition of 4 mg of sapanisertib in combination with 80 mg/m² of paclitaxel versus 80 mg/m² of paclitaxel alone. The results of the trial, which were presented as a late-breaking oral presentation at the annual meeting of the European Society for Medical Oncology, or ESMO, in 2025, met the trial’s pre-specified primary endpoint. Addition of sapanisertib to paclitaxel was associated with a 34% decrease in risk of disease progression (HR=0.66; pre-specified 90% CI: 0.45-0.96; one-sided p=0.07). Mean PFS was 5.8 months for patients treated with sapanisertib and paclitaxel versus 4.0 months for patients treated with paclitaxel alone. The combination of sapanisertib and paclitaxel was generally well tolerated, with Grade 3/4 adverse events occurring in 7% of patients in the combination arm compared to 6.6% of patients in the paclitaxel monotherapy arm.

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

Sensei Legacy Programs

In addition to PIKTOR and the Faeth pipeline programs described above, our pipeline includes programs that preceded the Acquisition. We are completing a Phase 1/2 trial of solnerstotug (formerly SNS-101), our conditionally active monoclonal antibody targeting the immune checkpoint VISTA. As of March 23, 2026, seven patients remain on study in the expansion portion of the trial. We intend to evaluate the results of this trial in 2026 to determine next steps. We also have three preclinical-stage conditionally active antibody programs: SNS-102 (targeting VSIG4), SNS-103 (targeting CD39), and SNS-201, a bispecific antibody designed to conditionally activate CD28 through monovalent CD28 engagement and bivalent pH-selective VISTA binding, which we are evaluating for potential development.

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

•

Gedatolisib, an IV pan-PI3K/mTOR inhibitor from Celcuity, whose New Drug Application for HR+/HER2, PIK3CA wild-type metastatic breast cancer was accepted by the FDA in January 2026 with Priority Review and a Prescription Drug User Fee Act goal date of July 17, 2026. Gedatolisib’s clinical efficacy data is discussed in the context of MNI class validation in the breast cancer development section above.

•	Paxalisib, an oral brain penetrant pan-PI3K/mTOR inhibitor from Kazia Therapeutics, currently in Phase 3 trials in glioblastoma.

•	Mutant-PI3Ka Inhibitors

•	Zovegalisib, an oral inhibitor of mutant PI3Ka from Relay Therapeutics, currently in Phase 3 trials for advanced HR+/HER2- breast cancer.

•	Tersolisib, an oral inhibitor of mutant PI3Ka from Eli Lilly, currently in Phase 3 trials for HR+/HER2- breast cancer.

•	SNV4818, an oral inhibitor of mutant PI3Ka acquired by Novartis from Synnovation Therapeutics in March 2026, currently in Phase 1/2 trials for HR+/HER2- breast cancer and other advanced solid tumors.

•

OKI-219, an oral inhibitor of mutant PI3Ka from OnKure Therapeutics, currently in Phase 1a/1b trials for HR+/HER2- metastatic breast cancer and other advanced solid tumors as monotherapy, in combination with fulvestrant, and in triplet combinations with fulvestrant/ribociclib and trastuzumab/tucatinib.

•	AKT Inhibitor

•	Afuresertib, an oral pan AKT inhibitor from Laekna Therapeutics, currently in Phase 3 trials for advanced HR+/HER2- breast cancer.

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

PIKTOR

We hold our rights to serabelisib and sapanisertib under exclusive license and asset purchase agreements with Takeda Pharmaceutical Company Limited, or Takeda, and its subsidiary Millennium Pharmaceuticals, Inc., or Millennium Takeda, as described in the “Material Agreements” section below. We are actively building our intellectual property portfolio around PIKTOR to protect the composition of matter of both serabelisib and sapanisertib including pharmaceutical formulation CMC development efforts, as well as for its method of use in the types of cancer in which we intend to develop it. Our patent portfolio for PIKTOR, as of March 23, 2026, contains 13 issued U.S. patents, four pending U.S. applications, and three pending patent cooperation treaty applications that are either solely owned by us or in-licensed, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including in Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Europe, Eurasia, Georgia, Hong Kong, India, Indonesia, Israel, Japan, Kazakhstan, Macao, Malaysia, Mexico, Morocco, New Zealand, Nigeria, Peru, Philippines, Russia, Singapore, South Africa, South Korea, Tunisia, Ukraine, Uzbekistan, and Vietnam. For PIKTOR, these patents and patent applications are directed to compositions (e.g., including patents covering serabelisib and sapanisertib as compounds per se and pharmaceutical formulations), methods of manufacturing, and methods of treating cancer. If issued, the 20-year term expiration dates from which our patents will expire are between 2027 and 2046, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for PIKTOR.

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

We are obligated to pay Takeda tiered single-digit royalties on annual net sales of Serabelisib Products (except for PIKTOR Products, the royalties for which are set forth in the Takeda Letter Agreements described below). The royalty payments are subject to reduction under certain customary circumstances. On a Serabelisib Product-by- Serabelisib Product and country-by-country basis, our royalty payment obligations commence on the first commercial sale of such Serabelisib Product in the applicable country until the latest to occur of (a) the last-to-expire valid claim within the licensed patents covering such Serabelisib Product in the applicable country, (b) the expiration of any applicable regulatory exclusivity for such Serabelisib Product in the applicable country and (c) ten (10) years after the first commercial sale of such Serabelisib Product in the applicable country. We are obligated to pay Takeda development, regulatory and sales milestone payments for Serabelisib Products under the Takeda Letter Agreements, as described below.

The Takeda License Agreement will remain in effect on a Serabelisib Product-by-Serabelisib Product and country-by-country basis until expiration of all royalty payment obligations, unless earlier terminated. Following expiration, the licenses granted to us become fully-paid, royalty-free, irrevocable and perpetual.

Either party may terminate the Takeda License Agreement in whole or, to the extent applicable to the subject matter of the breach, on a Serabelisib Product-by-Serabelisib Product or country-by-country basis, in the event of the other party’s uncured material breach. Either party may also terminate the Takeda License Agreement in its entirety in connection with the other party’s insolvency. Takeda may terminate the Takeda License Agreement if we challenge a licensed patent.

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

The Second Takeda Letter Agreement specifies that PIKTOR Products are considered Serabelisib Products under the Takeda License Agreement and Sapanisertib Products under the Millennium Takeda Asset Purchase Agreement. The Second Takeda Letter Agreement also amends the Takeda License Agreement and the Millennium Takeda Asset Purchase Agreement to add certain specific IND-related materials for PIKTOR Products controlled by Takeda or Millennium Takeda to the know-how licensed to us under those agreements.

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

We expect to file additional patent applications in support of current and new clinical candidates as well as new platform and core technologies. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges and operating without infringing on the proprietary rights of others. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”

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

Employees and Human Capital Resources

In November 2025, as part of cash preservation measures associated with our previously announced strategic review process, our Board of Directors approved a reduction in force of approximately 65% of our workforce, or the 2025 Restructuring. The 2025 Restructuring was substantially completed during the fourth quarter of 2025. We incurred total charges of approximately $1.7 million in connection with the 2025 Restructuring, consisting primarily of one-time employee termination costs, including severance payments and other employee termination-related expenses, that were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Substantially all of the 2025 Restructuring costs were recorded in 2025, with none expected to be recorded in 2026.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Exhibits

Exhibit Number	Description

2.1‡	Agreement and Plan of Merger, dated February 17, 2026, by and among Sensei Biotherapeutics, Inc., Sapphire First Merger Sub, Inc., Sapphire Second Merger Sub, LLC, Faeth Holdings Therapeutics, Inc. and Faeth Therapeutics, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 18, 2026)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 11, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on December 9, 2022).

3.3	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on March 7, 2023).

3.4	Certificate of Elimination of the Series A Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 28, 2025).

3.5	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 18, 2026)

4.1	Description of Securities (previously filed as Exhibit 4.1 to the Form 10-K).

4.2‡	Warrant to Purchase Stock, dated as of September 7, 2021, by and between Faeth Therapeutics, Inc. and Western Alliance Bank (previously filed as Exhibit 4.2 to the Form 10-K).

10.1#	Form of Indemnification Agreement entered into by and between Sensei Biotherapeutics, Inc. and each director and executive officer (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.2	Sensei Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended, and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.3	Sensei Biotherapeutics, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.4	Sensei Biotherapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.5	Form of Stock Option Grant Notice and Stock Option Agreement for Inducement Grants Outside of the Sensei Biotherapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 18, 2026).

10.6#	Faeth Therapeutics, Inc. 2019 Stock Incentive Plan and forms of agreements thereunder (previously filed as Exhibit 10.6 to the Form 10-K).

Exhibit Number	Description

10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).

10.8	Lease Agreement, by and between Sensei Biotherapeutics, Inc. and Are-Maryland No. 8 Corp., dated as of October 22, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252138)).

10.9	Lease Agreement, by and between Sensei Biotherapeutics, Inc. and RREF II 451D, LLC, dated as of January 13, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on March 15, 2022).

10.10#	Employment Agreement, dated July 31, 2024, by and between the Registrant and Christopher Gerry (previously filed as Exhibit 10.10 to the Form 10-K).

10.11#	Employment Agreement dated July 12, 2024, by and between the Registrant and Josiah Craver (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980) filed with the SEC on November 11, 2024).

10.12#	Employment Letter between the Company and Anand Parikh, effective February 17, 2026 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 18, 2026)

10.13#	Form of Consulting Agreement, dated November 14, 2025, entered into with John Celebi, Edward van der Horst and Stephanie Krebs. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980) filed with the SEC on November 14, 2025).

10.14	Amended Retention Agreement, dated as of February 17, 2025, entered into with Christopher Gerry (previously filed as Exhibit 10.14 to the Form 10-K).

10.15	Amended Retention Agreement, dated as of February 17, 2025, entered into with Josiah Craver (previously filed as Exhibit 10.15 to the Form 10-K).

10.16	Open Market Sales AgreementSM, dated March 15, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-263567), filed with the SEC on March 15, 2022).

10.17‡	Form of Securities Purchase Agreement, dated as of February 17, 2026, by and among Sensei Biotherapeutics, Inc. and each investor listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 18, 2026)

10.18	Form of Registration Rights Agreement, by and among Sensei Biotherapeutics, Inc. and certain investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on February 18, 2026)

10.19†	Exclusive License Agreement, dated as of August 10, 2007, between Faeth Therapeutics, Inc. (as successor in interest to Calithera Biosciences, Inc., Millennium Pharmaceuticals, Inc. and Intellikine, Inc.) and The Regents of the University of California and acting through its Office of Technology Management, University of California San Francisco, as amended by Amendment No. 1 dated as of March 13, 2009, Amendment No. 2 dated as of July 8, 2009, Amendment No. 3 dated as of November 30, 2010, Amendment No. 4 dated September 8, 2014, Amendment No. 5 dated August 4, 2021, and Amendment No. 6 dated as of February 1, 2022 (previously filed as Exhibit 10.19 to the Form 10-K).

10.20†	License Agreement, dated as of March 18, 2019, between Faeth Therapeutics, Inc. (as successor in interest to Petra Pharma Corporation and Ravenna Pharmaceuticals, Inc.) and Takeda Pharmaceutical Company Limited (previously filed as Exhibit 10.20 to the Form 10-K).

Exhibit Number	Description

10.21†	Amended and Restated TAK-228 Asset Purchase Agreement, dated as of May 15, 2023, between Faeth Therapeutics, Inc. (as successor in interest to Calithera Biosciences, Inc.) and Millennium Pharmaceuticals, Inc. (previously filed as Exhibit 10.21 to the Form 10-K).

10.22†	Letter Agreement, dated as of May 15, 2023, between Millennium Pharmaceuticals, Inc. and Faeth Therapeutics, Inc. (previously filed as Exhibit 10.22 to the Form 10-K).

10.23†	Letter Agreement dated as of January 29, 2026, between Millennium Pharmaceuticals, Inc., Takeda Pharmaceutical Company Limited and Faeth Therapeutics, Inc. (previously filed as Exhibit 10.23 to the Form 10-K).

10.24	Retention Agreement, dated as of December 22, 2025, entered into with Christopher Gerry (previously filed as Exhibit 10.24 to the Form 10-K).

10.25	Retention Agreement, dated as of December 22, 2025, entered into with Josiah Craver (previously filed as Exhibit 10.25 to the Form 10-K).

19.1	Insider Trading Policy(incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 28, 2025).

21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Form 10-K).

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (previously filed as Exhibit 23.1 to the Form 10-K).

24.1	Power of Attorney (previously filed within the signature page of the Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Form 10-K).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Form 10-K).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Form 10-K).

97.1	Incentive Compensation Recoupment Policy, adopted on October 2, 2023 (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980) filed with the SEC on February 29, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Sensei Biotherapeutics, Inc.

Date: June 2, 2026	By:	/s/ Christopher W. Gerry
Christopher W. Gerry
President and General Counsel