Form 10-Q
period 2026-06-30
Faeth Therapeutics, Inc.
filed 2026-08-04
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39980

Faeth Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1863385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Tillery Street #12 #1010 Austin, TX	78702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 200-2982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FTH	The Nasdaq Stock Market LLC

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

As of July 30, 2026, the registrant had 25,840,425 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	76
	Signatures	78

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$26,903	$8,668
Marketable securities	159,538	12,516
Prepaid expenses	1,359	231
Other current assets	858	92
Total current assets	188,658	21,507
Right-of-use assets - operating leases, net	524	1,294
Right-of-use assets - financing leases, net	—	1
Property and equipment, net	44	82
Other non-current assets	80	18
Total assets	$189,306	$22,902
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,573	$1,481
Compensation and employee benefits liabilities	1,415	1,320
Operating lease liabilities, current	592	1,370
Financing lease liabilities, current	—	80
Total current liabilities	9,580	4,251
Operating lease liabilities, non-current	—	59
Other non-current liabilities	1	—
Total liabilities	9,581	4,310
Commitments and contingencies (Note 7)
Series B redeemable convertible preferred stock, $0.0001 par value; 502 and zero shares authorized as of June 30, 2026 and December 31, 2025, respectively; 502 and zero shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively; liquidation value of $0 as of June 30, 2026	6,767	—
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and 12,500,000 shares authorized as of December 31, 2025; 25,832,969 and 1,261,685 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	—
Additional paid-in capital	642,399	301,728
Accumulated deficit	(469,380)	(283,137)
Accumulated other comprehensive (loss) income	(63)	1
Total stockholders’ equity	172,958	18,592
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$189,306	$22,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$9,180	$2,533	$27,137	$6,258
General and administrative	9,205	2,673	28,918	6,222
Acquired in-process research and development	—	—	132,957	—
Total operating expenses	18,385	5,206	189,012	12,480
Loss from operations	(18,385)	(5,206)	(189,012)	(12,480)
Other income (expense), net:
Interest income, net	2,258	311	2,650	703
Other income (expense), net	120	(41)	119	(23)
Net loss	$(16,007)	$(4,936)	$(186,243)	$(11,800)
Net loss per common share, basic and diluted	$(2.84)	$(3.91)	$(53.50)	$(9.36)
Weighted-average shares outstanding, basic and diluted	5,643,222	1,260,867	3,481,149	1,260,202
Comprehensive loss:
Net loss	$(16,007)	$(4,936)	$(186,243)	$(11,800)
Other comprehensive items:
Unrealized (loss) gain on marketable securities	(39)	(5)	(64)	2
Total other comprehensive (loss) income	(39)	(5)	(64)	2
Total comprehensive loss	$(16,046)	$(4,941)	$(186,307)	$(11,798)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

For the six months ended June 30, 2026 and 2025

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2024	—	$—	1,258,940	$—	$300,451	$(262,052)	$(13)	$38,386
Stock-based compensation expense	—	—	—	—	461	—	—	461
Surrender of shares for tax withholding	—	—	(390)	—	(3)	—	—	(3)
Vesting of restricted stock shares	—	—	1,768	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(6,864)	—	(6,864)
Balance at March 31, 2025	—	—	1,260,318	—	300,909	(268,916)	(6)	31,987
Stock-based compensation expense	—	—	—	—	264	—	—	264
Employee stock purchase plan expense	—	—	1,004	—	5	—	—	5
Cash-in-lieu of fractional shares for reverse stock split	—	—	(32)	—	(1)	—	—	(1)
Unrealized loss on marketable securities	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(4,936)	—	(4,936)
Balance at June 30, 2025	—		1,261,290	$—	$301,177	$(273,852)	$(11)	$27,314

Balance at December 31, 2025	—	$—	1,261,685	$—	$301,728	$(283,137)	$1	$18,592
Stock-based compensation expense	—	—	—	—	12,898	—	—	12,898
Issuance of Series B redeemable convertible preferred stock in connection with the acquisition of Faeth Therapeutics	10,497	145,384	—	—	—	—	—	—
Fair value of the Assumed Options that relates to the pre-combination service period	—	—	—	—	452	—	—	452
Issuance of Series B redeemable convertible preferred stock in connection with private placement, net of issuance costs	14,440	183,092	—	—	—	—	—	—
Vesting of restricted stock shares	—	—	1,505	—	—	—	—	—
Exercise of options into common stock	—	—	77,143	—	1,033	—	—	1,033
Unrealized loss on marketable securities	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(170,236)	—	(170,236)
Balance at March 31, 2026	24,937	328,476	1,340,333	—	316,111	(453,373)	(24)	(137,286)
Stock-based compensation expense	—	—	—	—	4,483	—	—	4,483
Conversion of Series B redeemable convertible preferred stock into common shares	(24,435)	(321,709)	24,435,594	2	321,707	—	—	321,709
Exercise of stock options into common stock	—	—	57,042	—	98	—	—	98
Unrealized loss on marketable securities	—	—	—	—	—	—	(39)	(39)
Net loss	—	—	—	—	—	(16,007)	—	(16,007)
Balance at June 30, 2026	502	$6,767	25,832,969	$2	$642,399	$(469,380)	$(63)	$172,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(186,243)	$(11,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,381	725
Depreciation and amortization	54	62
Accretion on marketable securities	(1,126)	(442)
Non-cash lease expense	770	770
Amortization of financing lease right-of-use assets	1	9
Acquired in-process research and development from the acquisition of Faeth Therapeutics	132,957	—
Loss on asset disposal	—	20
Changes in operating assets and liabilities:
Prepaid expenses	10,360	(354)
Other assets	138	28
Accounts payable and accrued liabilities	247	(113)
Compensation and employee benefits	(108)	(1,107)
Operating lease liabilities	(837)	(801)
Net cash used in operating activities	(26,406)	(13,003)
Cash flows from investing activities
Purchases of property and equipment	(6)	(16)
Purchases of short-term investments	(158,560)	(8,786)
Maturities of short-term investments	12,600	24,500
Proceeds from sale of property and equipment	—	250
Net cash assumed in the acquisition of Faeth Therapeutics	6,464	—
Net cash (used in) provided by investing activities	(139,502)	15,948
Cash flows from financing activities
Principal payments for financing leases	(80)	(525)
Proceeds from the sale of financing lease assets	—	142
Proceeds from issuance of Series B redeemable convertible preferred stock	200,000	—
Issuance costs from the private placement issuance of Series B redeemable convertible preferred stock	(16,908)	—
Payment of employee restricted stock tax withholdings	—	(3)
Employee stock purchase plan proceeds	—	5
Cash in lieu of fractional shares for reverse stock split	—	(1)
Exercise of options into common stock	1,131	—
Net cash provided by (used in) financing activities	184,143	(382)
Net increase in cash and cash equivalents	18,235	2,563
Cash and cash equivalents at beginning of period	8,668	9,994
Cash and cash equivalents at the end of period	$26,903	$12,557

Supplemental disclosure of noncash financing information:

Fair value of Series B redeemable convertible preferred stock issued for the acquisition of Faeth Therapeutics	$145,384	$—
Net assets acquired in the acquisition of Faeth Therapeutics	$12,879	$—
Conversion of Series B Preferred Stock to Common Stock	$321,709	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Faeth Therapeutics, Inc. (formerly known as Sensei Biotherapeutics, Inc.) (the "Company"), a clinical-stage biotechnology company, was originally incorporated in Maryland in 1999 and subsequently reincorporated in Delaware on December 1, 2017.

On February 17, 2026, the Company acquired Faeth Holdings Therapeutics, Inc. ("Faeth HoldCo") and its wholly owned subsidiary Faeth Therapeutics, LLC ("Faeth Subsidiary" and, together with Faeth HoldCo, "Legacy Faeth") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 17, 2026, by and among the Company, its merger subsidiaries and Legacy Faeth (such transaction, the "Acquisition").

Effective June 15, 2026, the Company changed its name from Sensei Biotherapeutics, Inc. to Faeth Therapeutics, Inc. The Company is focused on improving outcomes for cancer patients through multi-node inhibition of critical oncogenic pathways.

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

Since its inception, the Company has incurred substantial losses and had a net loss of $186.2 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $469.4 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

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

The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2026 of $186.4 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. In February 2026, the Company completed a private placement financing through the sale of Series B Non-Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), resulting in gross proceeds of $200 million.

On June 10, 2026, the Company obtained stockholder approval for the automatic conversion of its Series B Preferred Stock into Common Stock in accordance with Nasdaq listing rules. On June 15, 2026, 24,435.594 shares of Series B Preferred Stock automatically converted into an aggregate of 24,435,594 shares of Common Stock. Such converted shares were thereafter retired and, as a result, 24,435.594 shares resumed the status of authorized but unissued shares of preferred stock.

Pursuant to the terms of the Certificate of Designation (as defined below), conversion is subject to beneficial ownership limitations that prevent any holder from converting shares if such conversion would result in the holder and its affiliates beneficially owning more than 9.99% of the Company’s outstanding Common Stock. As of June 30, 2026, 501.899 shares of Series B Preferred Stock remain outstanding as a result of these blocker provisions. These remaining shares will convert into shares of Common Stock from time to time as holders sell down their positions or otherwise remain below their applicable beneficial ownership limitations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”). The condensed consolidated financial statements include those accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to amounts presented in our condensed consolidated statements of operations and comprehensive loss for the period ended June 30, 2025 to conform to the presentation for the period ended June 30, 2026.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, stock-based compensation, accrued research and development expenses, depreciation of equipment, fair value of financial instruments, contingencies, and the valuation of consideration transferred in the acquisition of Faeth Therapeutics. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits, commercial paper, corporate bonds, and investments in money market funds with commercial banks and financial institutions. As of June 30, 2026, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Redeemable Convertible Preferred Stock

The Company has classified its redeemable convertible preferred stock as temporary equity in the accompanying balance sheets due to redemption provisions that are outside of the control of the Company. Subsequent adjustments of the carrying values to the redemption values will be made only when it becomes probable that such a change in control event will occur. The Company did not accrete the carrying values of the redeemable convertible preferred stock to the redemption values as redemption was contingent on shareholder approval, which was obtained on June 10, 2026.

Preferred Stock Warrants

The Company accounts for its redeemable convertible preferred share warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants that have been determined to be classified as liabilities are recorded on the balance sheet as a long-term liability at their fair value on the date of issuance and remeasured to fair value at each reporting period, with the changes in fair value recognized in the change in fair value of warrant liabilities, net in the statements of operations and comprehensive loss. The Company adjusted the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered a liability.

Segments

The Company manages its operations as a single segment, dedicated to improving outcomes for cancer patients by developing novel therapeutics, including through multi-node inhibition of critical oncogenic pathways. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM oversees performance assessment and resource allocation by reviewing net loss as reported in the Company’s consolidated statement of operations to guide operational decisions, strategic planning, and forecasting for future periods. To support this oversight, operating expenses are closely tracked to compare budget against actual results. As a single reporting segment, the significant operating expense categories regularly provided to the CODM include research and development, and general and administrative expenses. These expense categories are reported as separate line items in the Company’s consolidated statements of operations. All segment assets are reflected as ‘total assets’ in the consolidated balance sheet. All equipment, leasehold improvements, and fixed assets are located in the United States, and agreements with partners are denominated in U.S. dollars, unless otherwise noted.

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

Following the receipt of stockholder approval on June 10, 2026, each share of Series B Preferred Stock automatically converted into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations established by each holder (pursuant to which 501.899 shares of Series B Preferred Stock remain unconverted as of June 30, 2026). As a result of the transactions, equityholders of the Company immediately prior to the acquisition owned approximately 4.9% of the Common Stock, equityholders of Faeth Therapeutics immediately prior to the acquisition owned approximately 40.6% of the Common Stock, and investors in the 2026 Private Placement owned approximately 54.5% of the Common Stock, in each case, calculated on a fully-diluted, as-converted-to-common basis (without giving effect to any beneficial ownership limitations) using the treasury stock method and based on the implied equity values of the Company and Faeth Therapeutics.

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

The following table summarizes the allocation of the estimated fair value of the consideration transferred to the net assets acquired by the Company (in thousands):

Assets acquired:
Cash and cash equivalents	$6,464
Prepaid expenses	11,487
Other current assets	554
Property and equipment, net	10
Other non-current assets	412
Total assets acquired	18,927
Liabilities assumed:
Accounts payable and accrued liabilities	5,844
Compensation and employee benefits liabilities	204
Total liabilities assumed	6,048
Net assets acquired	$12,879
In-process research and development	132,957
Total consideration transferred	$145,836

The Company recognized $4.8 million of research and development expenses and $6.2 million of general and administrative expenses related to the accelerated vesting of 4,273,182 options held by Faeth employees prior to the Acquisition during the six months ended June 30, 2026.

The Company recognized $9.1 million of research and development expenses and $6.5 million of general and administrative expenses for tax gross-up payments related to the vesting of these options. The Company acquired $11.4 million of prepaid expenses related to the tax gross-up payments included in the net assets acquired by the Company, which were recognized as expense during the six months ended June 30, 2026. The tax gross-up payments are not in scope for accounting under ASC 718 and are recognized in the period in which they are incurred.

For the Assumed Options that were not vested as of the Acquisition, the Company recognized $0.7 million and $0.1 million of general and administrative and research and development expenses respectively during the six months ended June 30, 2026.

4. MARKETABLE SECURITIES

Marketable securities consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$142,108	$—	$(59)	$142,049
Corporate bonds	17,493	—	(4)	17,489
Total	$159,601	$—	$(63)	$159,538

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,772	$1	$(1)	$9,772
Corporate bonds	2,743	1	-	2,744
Total	$12,515	$2	$(1)	$12,516

As of June 30, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2026 and 2025.

As of June 30, 2026, an immaterial amount of unrealized losses were associated with marketable securities with contractual maturities of one year or less.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,389	$—	$—	$24,389
Marketable Securities:
Commercial paper	—	142,049	—	142,049
Corporate bonds	—	17,489	—	17,489
Total	$24,389	$159,538	$-	$183,927
Liabilities:
Preferred stock warrant liability	$-	$-	$1	$1
Total financial liabilities	$-	$-	$1	$1

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,896	$—	$—	$7,896
Marketable Securities:
Commercial paper	—	9,772	—	9,772
Corporate bonds	—	2,744	—	2,744
Total	$7,896	$12,516	$—	$20,412

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2026 and 2025.

Preferred Stock Warrant Liability

In September 2021, Faeth issued 10,550 warrants (the “Warrants”) to Western Alliance Bank (“Western Alliance”) to purchase shares of redeemable convertible Preferred Stock, at an exercise price of $1.42177. Western Alliance can exercise the Warrants until the termination of the agreement on September 6, 2031. Under the terms of the Merger Agreement, the Warrants were converted into warrants to purchase 2.1020 shares of Series B Preferred Stock. No Warrants were exercised as of June 30, 2026.

The Company concluded that the Warrants required liability classification based on the guidance in ASC 480. The Warrants were recorded at fair value using the Black-Scholes method with the following inputs:

For the six months ended June 30,
2026
Expected equity volatility	60%
Risk-free interest rate	3.54%
Expected term (years)	1.5

The following table presents a roll-forward of the aggregate fair values of the Preferred Stock Warrant Liability (in thousands):

Preferred Stock Warrant Liability
Balance as of February 17, 2026	$1
Change in fair value	-
Balance as of June 30, 2026	$1

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Research equipment	$12	$—
Office equipment and furniture	385	369
Leasehold improvement	253	253
Total property and equipment	650	622
Less accumulated depreciation and amortization	(606)	(540)
Property and equipment, net	$44	$82

Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $54 thousand and $62 thousand, respectively.

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

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2026, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $0.7 million in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022. The Company elected the short-term lease recognition exemption for operating leases with an initial term of less than 12 months and therefore did not recognize the lease on the Company’s balance sheet. Rent expense was recognized on a straight-line basis over the lease term. Short-term lease expense for the six months ended June 30, 2026 and 2025 was $0.1 million and immaterial, respectively.

Finance Leases

The Company previously leased research equipment and furniture under finance leases, which were disposed of or reached the end of their terms during the six months ended June 30, 2026.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the six months ended June 30, 2026 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Lease cost:
Amortization of finance ROU assets	$1	$9
Interest on finance lease liabilities	1	23
Operating lease cost	806	866
Variable lease cost	439	428
Total lease costs	$1,247	$1,326

During the six months ended June 30, 2025, the Company disposed of research equipment classified as a ROU asset under a lease agreement. The ROU asset was sold, resulting in a loss of $43 thousand, which is included in the other income (expense) line in the condensed consolidated statements of operations and comprehensive loss for the period.

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the three and six months ended June 30, 2026 and 2025 (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2026	2025
Other lease information:
Operating cash outflows for operating leases	$873	$897
Operating cash outflows for finance leases	$1	$23
Financing cash outflows from finance leases	$80	$525

Weighted-average remaining lease term:
Operating leases	0.4 years	1.4 years
Financing leases	-- years	0.7 years

Weighted-average discount rate:
Operating leases	7.6%	7.6%
Financing leases	--%	10.0%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2026 (in thousands):

	Operating	Financing
2026 (Remainder of 2026)	$540	$—
2027	59	—
Total future minimum lease payments	599	—
Less: imputed interest	7	—
Total lease liabilities	$592	$—

License Agreements

In connection with the Acquisition, the Company assumed the following licensing agreements, each originally entered into by Faeth, to obtain the right to make, use, and sell licensed products currently in development.

Cornell University

In June 2020, Faeth entered into a license agreement (the “Cornell Agreement”) with Cornell University (“Cornell”), pursuant to which Faeth was granted an exclusive, sublicensable, royalty-bearing license to develop and commercialize products using the licensed combination therapy for PI3K associated diseases and disorders. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the Cornell Agreement. As consideration for the Cornell Agreement, the Company agreed to pay annual license fees of $0.1 million on the anniversary of the agreement. The license fees are recorded as research and development expense in the statements of operations and comprehensive loss as the acquired license represents in-process research and development with no alternative future use. Under the Cornell Agreement, the Company is required to pay up to an aggregate of $6.2 million upon the achievement of certain development and commercial milestones. The Company is also required to pay royalties to Cornell in the low to mid single digit percentage range based on net sales of licensed products. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur. During the six months ended June 30, 2026, payments of $0.1 million were made for annual fees. As of June 30, 2026, no milestones were achieved.

Cancer Research Technology Limited (CRT)

In June 2020, Faeth entered into a license agreement (the “CRT Agreement”) with Cancer Research Technology Limited (“CRT”), who is wholly owned by Cancer Research UK, pursuant to which Faeth was granted an exclusive, sublicensable, royalty-bearing license to develop and commercialize Non-Essential Amino Acid Restriction (“NEAAR”, formerly FTH-002), or other products with dietary modulation of amino acids. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the CRT Agreement. As consideration for the CRT Agreement, the Company paid an upfront fee of £0.1 million in 2020 which was recorded as research and development expense in the statements of operations and comprehensive loss as the acquired license represents in-process research and development with no alternative future use. Under the CRT Agreement, the Company is required to pay up to an aggregate of £7.9 million related to the achievement of certain development and commercial milestones and up to an aggregate of £18.1 million related to the achievement of certain partnership milestones. In addition, the Company is required to pay royalties to CRT in the low to mid single-digit percentage range based on net sales of licensed products and sublicense royalty fees in the low double-digit percentage range for any revenue derived from sublicensing. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment, royalties, and sublicense revenues will be recorded when the sales occur. As of June 30, 2026, no milestones have been achieved.

Ravenna Pharmaceuticals (Takeda)

In February 2021, Faeth entered into an agreement with Ravenna Pharmaceuticals, Inc. (the “Ravenna Agreement”), pursuant to which Faeth was granted intellectual property and existing data and agreements to develop and commercialize serabelisib (formerly FTH-001) and sapanisertib (formerly FTH-003) in exchange for an upfront fee of $0.5 million. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the Ravenna Agreement. The upfront payment was recorded as research and development expense in the statements of operations and comprehensive loss because the acquired assets represented in-process research and development with no alternative future use.

As part of the Ravenna Agreement, the Company assumed a license agreement with Takeda that was originally entered into in March 2019 between Takeda Pharmaceutical Company Limited and Petra Pharma Corporation, which was subsequently assigned to Ravenna Pharmaceuticals, Inc. (the “Takeda Agreement”) pursuant to which the Company is required to pay up to an aggregate of $124.0 million related to the achievement of certain development and commercial milestones. The Company is also required to pay royalties to Takeda in the low to mid-single-digit percentage range based on net sales of licensed products. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment, royalties, and sublicense revenues will be recorded when the sales occur. As of June 30, 2026, no milestones have been achieved.

As additional consideration under the Takeda Agreement, the Company was required to issue up to $15.0 million in equity to Takeda upon the first dosing in a Phase 3 clinical trial. In January 2026, this provision was renegotiated and removed in its entirety.

Calithera Biosciences (Millennium Takeda)

In May 2023, Faeth entered into a purchase agreement (the “Calithera Agreement”) with Calithera Biosciences (“Calithera”) under which Faeth was granted intellectual property and existing data and agreements to develop and commercialize serabelisib and sapanisertib. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the Calithera Agreement. As consideration for the Calithera Agreement, the Company paid an upfront fee of $0.4 million. The payments were recorded as research and development expense in the statements of operations and comprehensive loss because the acquired assets represented in-process research and development with no alternative future use.

As part of the Calithera Agreement, the Company assumed existing license agreements with the Regents of the University of California (the “University of California Agreement”) and Millennium Pharmaceuticals (the “Millennium Agreement”). Under the University of California Agreement, the Company is required to pay up to an aggregate of $1.0 million per licensed product related to the achievement of certain development and commercial milestones, of which $0.8 million remains unpaid as of June 30, 2026. The Company is also required to pay tiered low single-digit royalties based on net sales of licensed products and a low double-digit percentage based on sublicense income if the Company sublicenses the rights granted under the University of California Agreement. Under the Millennium Agreement, the Company is required to pay up to an aggregate of $119.0 million in development, regulatory and commercial launch milestone payments and up to an aggregate of $250.0 million in sales milestone payments. The Company is also required to pay tiered single-digit royalties based on annual net sales of licensed products. Under both agreements, the development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur. As of June 30, 2026, no milestones have been achieved under either agreement.

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

8. ACCOUNTS PAYABLE AND CURRENT ACCRUED Expenses

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$2,147	$689
Accrued expenses	5,251	715
Other current liabilities	175	77
Total	$7,573	$1,481

9. redeemable Convertible Preferred stock

In conjunction with the Merger Agreement, on February 17, 2026, the Board of Directors of the Company (the “Board of Directors”) adopted the Certificate of Designation, which authorized the issuance of 25,045 shares of Series B Preferred Stock, par value of $0.0001 per share.

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

On June 10, 2026, the Company obtained stockholder approval of (i) the conversion of the Series B Preferred Stock into shares of Common Stock, (ii) the change of control under Nasdaq listing rules, and (iii) the amendment of the Company’s certificate of incorporation to increase authorized shares of Common Stock to 300,000,000 (collectively, the “Company Stockholder Matters”), and on June 15, 2026, 24,435.594 shares of Series B Preferred Stock automatically converted into 24,435,594 shares of Common Stock. Pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Redeemable Convertible Preferred Stock (the “Certificate of Designation”), conversion of the Series B Preferred Stock is subject to beneficial ownership limitations established by each holder. As of June 30, 2026, 501.899 shares of Series B Preferred Stock remain outstanding as a result of these beneficial ownership limitations and continue to be classified in temporary equity.

The holders of Preferred Stock have the following rights, preferences and privileges:

Voting Rights

Holders of the Series B Preferred Stock have no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the majority of outstanding shares of Series B Preferred Stock (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) issue further shares of Series B Preferred Stock or increase or decrease the number of authorized shares of Series B Preferred Stock, (iii) consummate either a merger or consolidation or other business combination in which stockholders of the Company do not hold at least a majority of the voting power, or (iv) authorize or issue any class or series of stock that has powers, preferences or rights that are senior to those of the Series B Preferred Stock.

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

Redemption

The Series B Preferred Stock does not have redemption rights. However, if the Company had failed to obtain shareholder approval within six months of the initial issuance of Series B Preferred Stock, shares of Series B Preferred Stock would have become eligible for cash settlement at the option of the holder for a fair value equal to the closing price of the Company’s common stock on the last trading day prior to the date that the notice for cash settlement is delivered from the holder to the Company.

Conversion

Each share of Series B Preferred Stock automatically converted at a conversion ratio of 1,000 shares of common stock for each share of Series B Preferred Stock on June 15, 2026, which was the third business day after stockholder approval of the Company Stockholder Matters.

10. Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

Common Stock Warrants

There was no common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the six months ended June 30, 2026. The following is a summary of the common stock warrants outstanding at June 30, 2026 and December 31, 2025:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,143	$2,185.04	3.15	$—
Outstanding at June 30, 2026	1,143	$2,185.04	2.66	$—

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

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) became effective in February 2021. The 2021 Plan provided for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. Upon the effectiveness of the 2026 Plan (as defined below) on June 10, 2026, the Company ceased issuing new awards under the 2021 Plan.

2026 Equity Incentive Plan

The 2026 Equity Incentive Plan (the “2026 Plan”) became effective on June 10, 2026 upon approval by the Company's stockholders. The 2026 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company's affiliates. The number of shares initially reserved for issuance under the 2026 Plan was 2,671,981 shares, which will automatically increase on January 1 of each calendar year, starting on January 1, 2027 through January 1, 2036, in an amount equal to 5.0% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board of Directors. As of June 30, 2026, 2,376,981 shares remained available for issuance pursuant to the 2026 Plan.

Accelerated Options From The Acquisition

On February 17, 2026, in connection with the Acquisition, stock options to purchase 6,338,670 shares of Faeth common stock, held by certain Faeth employees, were immediately exercised by the Faeth employees, of which 4,273,182 options had their vesting accelerated (the “Accelerated Options”). The modification of the terms that resulted in the immediate vesting of the Accelerated Options was executed in contemplation of the Acquisition and did not require continued employment or future service by the option holders. The Company recognized $4.8 million of research and development expenses and $6.2 million of general and administrative expenses upon the Acquisition representing the fair value of the Accelerated Options on the date of the modification.

Assumed Options From The Acquisition

On February 17, 2026, in connection with the Acquisition, the Company assumed all outstanding and unexercised stock options to purchase an aggregate of 252,210 shares of common stock. The Assumed Options were converted into options to purchase shares of the Company's common stock using an exchange ratio of approximately 0.1993, with exercise prices ranging from $1.16 to $5.22 per share on an as-converted basis. The Company recognized $0.5 million representing the fair value of the Assumed Options attributable to the pre-combination service period as part of the consideration transferred. The remaining unrecognized compensation expense associated with the unvested Assumed Options will be recognized over their remaining service periods, which range from approximately 0.1 to 3.5 years. See Note 3 for additional information regarding the Acquisition.

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

2026 Inducement Plan

On April 10, 2026, the Board of Directors adopted the 2026 Inducement Plan, which provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to new employees as a material inducement to entering employment with the Company. A total of 450,000 shares of common stock are reserved for issuance under the 2026 Inducement Plan. The 2026 Inducement Plan was adopted without stockholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2026, the Company granted nonstatutory stock options to purchase an aggregate of 199,650 shares of common stock under the 2026 Inducement Plan. As of June 30, 2026, 250,350 shares remained available for issuance pursuant to the 2026 Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in February 2021. A total of 16,666 shares (333,333 prior to the 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock effected on June 16, 2025) of common stock were initially reserved for issuance under the 2021 ESPP. As of June 30, 2026, the Company had issued 12,220 shares under the 2021 ESPP, no shares were issued in six months ended June 30, 2026. Upon the effectiveness of the 2026 ESPP (as defined below) on June 10, 2026, the Company ceased issuing new awards under the 2021 ESPP.

2026 Employee Stock Purchase Plan

The 2026 Employee Stock Purchase Plan (the “2026 ESPP”) became effective on June 10, 2026 upon approval by the Company's stockholders. A total of 267,198 shares of common stock were initially reserved for issuance under the 2026 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2027 through January 1, 2036, by an amount equal to the lesser of (i) 1.0% of the total shares of common stock outstanding on December 31 of the preceding calendar year and (ii) 534,396 shares, or a lesser number of shares determined by the Board of Directors. The purchase price of the shares under the 2026 ESPP is 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2026, no shares had been issued under the 2026 ESPP.

Stock Options

The Company granted options to purchase shares of common stock at a weighted average grant date fair value of $21.04 per share during the six months ended June 30, 2026, including grants under the 2021 Plan, the 2026 Plan, the 2026 Inducement Plan, and inducement grants outside any plan. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of option activity for employee awards under the 2018 Plan, the 2021 Plan, the 2026 Plan, the 2026 Inducement Plan, inducement grants outside any plan and the assumed options for the six months ended June 30, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	272,244	$80.56	6.98	$138
Granted	3,107,976	$27.06
Assumed Options	252,210	$1.34
Exercised	(134,185)	$8.42
Forfeited	(39,374)	$12.85
Expired	(10,130)	$150.58
Outstanding at June 30, 2026	3,448,741	$29.93	9.39	$6,478
Vested or expected to vest as of June 30, 2026	3,448,741	$29.93	9.39	$6,478
Exercisable at June 30, 2026	182,672	$103.25	4.25	$1,618

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2026. The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2026 was $2.2 million and there were no option exercises for the six months ended June 30, 2025.

The grant date fair value of options vested during the six months ended June 30, 2026 and 2025 was $1.1 million and $0.7 million, respectively.

At June 30, 2026, there was $62.2 million of unrecognized stock-based compensation expense associated with the stock options, which is expected to be recognized over a weighted-average period of 3.58 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the six months ended June 30, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,136	$52.17
Vested	(1,505)	$62.05
Forfeited	(489)	$28.60
Unvested at June 30, 2026	142	$28.60

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the six months ended June 30, 2026.

As of June 30, 2026, unrecognized stock-based compensation expense associated with the restricted stock units was immaterial and is expected to be recognized over a weighted-average period of 0.63 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the six months ended June 30, 2026:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2025	229	$217.49	1.98	$—
Outstanding and exercisable at June 30, 2026	229	$217.49	1.49	$—

As of June 30, 2026 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the six months ended June 30, 2026 and 2025, respectively, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

For the Six Months Ended June 30,
	2026	2025
Volatility	95%-122%	94%-96%
Expected term (years)	2.3-6.1	5.5-6.0
Risk-free interest rate	3.5%-4.3%	4.2%-4.4%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,573	$82	$7,071	$208
General and administrative	2,910	182	10,310	517
Total stock-based compensation expense	$4,483	$264	$17,381	$725

12. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended June 30, 2026 and 2025, the Company’s matching contributions were less than $0.1 million. During the six months ended June 30, 2026 and 2025, the Company’s matching contributions were less than $0.1 million and $0.1 million, respectively.

13. COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued incentive compensation	$889	$111
Accrued restructuring - compensation (Note 16)	342	1,159
Other compensation related liabilities	184	50
Total	$1,415	$1,320

14. INCOME TAXES

The Company recorded no provision for income taxes for the three and six months ended June 30, 2026 and 2025.

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

15. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(16,007)	$(4,936)	$(186,243)	$(11,800)
Net loss per share—basic and diluted	$(2.84)	$(3.91)	$(53.50)	$(9.36)
Weighted-average shares outstanding, basic and diluted	5,643,222	1,260,867	3,481,149	1,260,202

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	3,448,741	295,349
Unvested restricted stock units	142	2,274
Warrants issued to employees and contractors to purchase common stock	229	229
Warrants issued related to convertible notes and other equity agreements	1,143	1,143
Series B redeemable convertible preferred stock	501,899

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

The following tables summarize the accrued liabilities activity recorded in connection with the 2024 Restructuring and 2025 Restructuring for the six months ended June 30, 2026 and 2025 respectively (in thousands):

	Personnel	Other	Total
Balance at December 31, 2025	$1,159	$—	$1,159
Restructuring and other costs, net	-	-	-
Cash payments	(435)	—	(435)
Balance at March 31, 2026	724	—	724
Cash payments	(382)	—	(382)
Balance at June 30, 2026	$342	$—	$342

	Personnel	Other	Total
Balance at December 31, 2024	$445	$31	$476
Restructuring and other costs, net	25	(2)	23
Cash payments	(346)	(16)	(362)
Balance at March 31, 2025	124	13	137
Restructuring and other costs, net	—	(3)	(3)
Cash payments	(124)	(6)	(130)
Balance at June 30, 2025	$—	$4	$4

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

Overview

We are a clinical-stage biotechnology company focused on improving outcomes for cancer patients through multi-node inhibition of critical oncogenic pathways. On February 17, 2026, we completed the acquisition of Faeth Therapeutics, a clinical-stage biotechnology company developing multi-node therapies targeting tumor metabolism and signaling (the “Acquisition”), and received $200 million in gross proceeds from the 2026 Private Placement from a broad syndicate of institutional investors. Effective June 15, 2026, we changed our corporate name from Sensei Biotherapeutics, Inc. to Faeth Therapeutics, Inc. The acquisition brought Faeth's lead asset, PIKTOR, a proprietary investigational all-oral combination of serabelisib and sapanisertib that inhibits multiple nodes of the PI3K/AKT/mTOR pathway, into our pipeline. For additional information regarding the terms of the acquisition and the concurrent financing, see Note 3 to the condensed consolidated financial statements.

Following the Acquisition, our lead program is PIKTOR, an oral multi-node inhibitor of the PI3K/AKT/mTOR pathway in development for endometrial and breast cancer. The PI3K/AKT/mTOR pathway is dysregulated in up to 50% of all solid tumors, making it one of the most prevalent therapeutic targets in oncology. Our core thesis is that simultaneously suppressing multiple pathway nodes can produce deeper, more durable tumor suppression than approved therapies that target only a single node. PIKTOR is currently being evaluated in an ongoing Phase 2 trial in second-line advanced endometrial cancer (Study FTH-PIK-201), with topline data anticipated by year-end. Additionally, in April 2026 the first patient was dosed in our Phase 1b/2 trial in HR+/HER2- advanced breast cancer (Study FTH-PIK-101), from which we expect to report interim data in 2027. We believe the $200 million in gross financing proceeds, together with our existing cash, cash equivalents and marketable securities, will be sufficient to fund operations through these key clinical milestones.

Prior to the Acquisition, we were primarily focused on the development of solnerstotug (formerly SNS-101), our conditionally active monoclonal antibody targeting the immune checkpoint VISTA. We are completing the remaining portion of the solnerstotug Phase 1/2 trial with patients currently on study.

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. Our net loss was $186.2 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $469.4 million and cash, cash equivalents and marketable securities of $186.4 million, which includes $183.1 million in net proceeds received in the 2026 Private Placement. The increase in our net loss for the six months ended June 30, 2026 compared to the same prior year period was primarily attributable to $133.0 million of acquired in-process research and development expense recognized in connection with the Acquisition, as well as increased research and development and general and administrative expenses resulting from the integration of Faeth's operations, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and related tax gross-up payments.

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
•
employee-related expenses, including salaries, bonuses, benefits and stock-based compensation, severance costs and other related costs for those employees engaged in the research and development function;
•
expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
•
fees for maintaining licenses and other amounts due under our third-party licensing agreements;
•
laboratory materials and supplies used to support our research activities; and
•
allocated expenses for utilities and other facility-related costs.

We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods have been delivered or the services have been performed, or when it is no longer expected that the goods will be delivered or the services rendered.

Our direct external research and development expenses consist primarily of third-party costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate these costs to specific product candidates because many of them are deployed across several of our development programs and, as such, are not separately classified. All other external research and development costs, including personnel costs, are not allocated to specific product candidates as they support multiple development programs. We have historically used internal resources primarily to conduct research and manage our preclinical development, process development, manufacturing and clinical development activities. These employees have worked across multiple development programs and, therefore, we have not historically tracked their costs by program and, as such, are not separately classified. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$9,180	$2,533	$6,647
General and administrative	9,205	2,673	6,532
Total operating expenses	18,385	5,206	13,179
Loss from operations	(18,385)	(5,206)	(13,179)
Total other income	2,378	270	2,108
Net loss	$(16,007)	$(4,936)	$(11,071)

Research and Development Expenses

Research and development expenses were $9.2 million for the three months ended June 30, 2026, compared to $2.5 million for the three months ended June 30, 2025. The increase of $6.6 million was primarily driven by development costs for PIKTOR which contributed approximately $5.0 million of research and development costs for the quarter, including preclinical, clinical trial, and chemistry, manufacturing and controls (or "CMC") related expenses, together with an increase of $2.3 million related personnel costs, including stock-based compensation and incentives. Legacy Sensei programs research and development spend was $0.7 million lower primarily due to lower expense associated with clinical trials.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025. The increase of $6.5 million was primarily driven by $3.6 million of higher personnel costs, including stock-based compensation and incentives, $1.6 million of increased external administrative fees, $1.1 million of higher consulting expense and $0.2 million of higher licensing fees.

Other Income

Other income was $2.4 million for the three months ended June 30, 2026, compared to other income of $0.3 million for the three months ended June 30, 2025. The increase of $2.1 million was primarily related to an increase in interest income on securities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following sets forth our results of operations for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$27,137	$6,258	$20,879
General and administrative	28,918	6,222	22,696
Acquired in-process research and development	132,957	—	132,957
Total operating expenses	189,012	12,480	176,532
Loss from operations	(189,012)	(12,480)	(176,532)
Total other income	2,769	680	2,089
Net loss	$(186,243)	$(11,800)	$(174,443)

Research and Development Expenses

Research and development expenses were $27.1 million for the six months ended June 30, 2026, compared to $6.3 million for the six months ended June 30, 2025. The increase of $20.9 million was primarily driven by the inclusion of development costs of PIKTOR following the February 2026 acquisition, contributing $6.1 million of research and development costs including preclinical, clinical trial, and CMC related expenses, significant non-recurring costs associated with the Acquisition including $4.8 million of non-cash stock-based compensation expense and $9.1 million of non-recurring tax gross-up payments related to the accelerated vesting of Faeth options, along with $3.3 million of higher personnel costs, including stock-based compensation and incentives, partially offset by a $2.4 million decrease in legacy Sensei programs research and development expenses.

We expect research and development expenses in future periods to be lower than those incurred during the six months ended June 30, 2026, which included significant non-recurring costs associated with the Acquisition, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and tax gross-up payments. However, we expect our ongoing research and development expenses to increase significantly as we advance PIKTOR through our ongoing Phase 2 trial in advanced endometrial cancer and our recently initiated Phase 1b/2 trial in HR+/HER2- advanced breast cancer, and as we expand preclinical and CMC activities for our broader pipeline.

General and Administrative Expenses

General and administrative expenses were $28.9 million for the six months ended June 30, 2026, compared to $6.2 million for the six months ended June 30, 2025. The increase of $22.7 million was primarily driven by acquisition-related charges consisting of $6.2 million of non-cash stock-based compensation expense and $6.5 million of non-recurring tax gross-up payments related to the accelerated vesting of Faeth options, $2.5 million of transaction costs, $2.3 million of Faeth operating costs, and $4.5 million of higher personnel costs, including stock-based compensation and incentives, along with a $0.7 million increase primarily due to integration-related professional fees.

We expect our general and administrative expenses in future periods to be lower than those incurred during the six months ended June 30, 2026, which included significant non-recurring costs associated with the Acquisition, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and transaction costs. However, we expect our ongoing general and administrative expenses to remain significantly higher than our pre-Acquisition levels as a result of the integration of Faeth Therapeutics' operations, including personnel costs associated with the expanded workforce and the support of our broader product pipeline, as well as additional costs associated with operating as a larger public company, including consulting, legal, tax-related services, accounting, investor relations, and insurance premiums.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense was $133.0 million for the six months ended June 30, 2026, with no comparable expense in the prior year period. The charge was recognized in connection with the Acquisition in February 2026 and represents the fair value of acquired IPR&D assets that had no alternative future use as of the acquisition date. See Note 3 to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report for additional information regarding the acquisition.

Other Income

Other income was $2.8 million for the six months ended June 30, 2026 compared to $0.7 million for the six months ended June 30, 2025. The $2.1 million increase was primarily related to an increase in interest income on securities.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $186.4 million. We have financed our operations through sales of our common stock, redeemable convertible preferred stock and convertible debt. Through the date of this Quarterly Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021 and an additional $183.1 million in net proceeds received in the 2026 Private Placement. Our net loss was $186.2 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $469.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures.

We expect our cash requirements to increase as we advance PIKTOR through multiple clinical trials following the Acquisition, including our ongoing Phase 2 trial in advanced endometrial cancer and our recently initiated Phase 1b/2 trial in HR+/HER2- advanced breast cancer, and we believe our existing cash, cash equivalents and marketable securities of $186.4 million are sufficient to fund operations through topline data readouts from both studies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(26,406)	$(13,003)
Net cash (used in) provided by investing activities	(139,502)	15,948
Net cash provided by (used in) financing activities	184,143	(382)
Net increase in cash and cash equivalents	$18,235	$2,563

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $26.4 million, primarily resulting from our $186.2 million net loss partially offset by a $9.8 million increase in our operating assets and liabilities and increases in non-cash charges of $150.0 million, primarily related to $133.0 million of acquired in-process research and development from the Acquisition, $17.4 million of stock compensation expense and $0.7 million of non-cash lease expense partially offset by $1.1 million of accretion on marketable securities. The change in operating assets and liabilities was primarily related to a $10.3 million decrease in prepaid expenses $0.2 million increase in accounts payable and accrued liabilities and a $0.1 million increase in other assets offset by a $0.8 million decrease in operating lease liabilities.

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

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $139.5 million, primarily due to $158.6 million in purchases of short-term investments, partially offset by $12.6 million in maturities of short-term investments and $6.5 million in cash assumed from the Acquisition.

During the six months ended June 30, 2025, net cash provided by investing activities was $15.9 million, primarily due to $24.5 million in maturities of short-term investments and $0.2 million of proceeds from the sale of property and equipment, partially offset by $8.8 million in purchases of short-term investments.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $184.1 million, primarily consisting of $200.0 million proceeds from the issuance of Series B Preferred Stock, $1.1 million from the exercise of options into common stock, partially offset by $16.9 million of issuance costs from the private placement issuance of Series B Preferred Stock and $0.1 million of principal payments under our financing leases.

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

Operating Leases

We have operating lease arrangements for our corporate offices and lab facilities. As of June 30, 2026, we had operating lease payment obligations of $0.6 million, with $0.5 million payable for the remainder of 2026. See Note 7 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2026, we acquired in-process research and development intangible assets in connection with the Faeth Therapeutics merger, which represents a new critical accounting policy not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. Except for this addition, there were no other significant changes to our critical accounting policies which are included in our Annual Report on Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

On February 17, 2026, we completed our acquisition of Faeth Therapeutics, as further described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. In connection with the acquisition, we have begun the process of integrating Faeth's financial processes, systems, and personnel into our system of internal control over financial reporting. We expect this integration to continue through the remainder of 2026 and to result in changes to our internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. Our net loss was $186.2 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $469.4 million and cash, cash equivalents and marketable securities of $186.4 million, which includes $183.1 million in net proceeds received in the 2026 Private Placement. We have funded our operations to date primarily with proceeds from the sale of our equity securities, including the 2026 Private Placement, and historically from borrowings of convertible debt.

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

In July 2026, the FDA approved gedatolisib for the treatment of HR+/HER2-, PIK3CA wild-type metastatic breast cancer, making gedatolisib the first approved MNI therapy for HR+/HER2- advanced breast cancer and enabling it to establish a significant market position before PIKTOR completes clinical development. Accordingly, PIKTOR must demonstrate meaningful differentiation — whether through oral convenience, a favorable tolerability profile, broader patient applicability, or other clinical advantages — in order to compete effectively. There can be no assurance that PIKTOR will be able to demonstrate such differentiation. Furthermore, the PI3K/AKT/mTOR pathway is the subject of intense research, and new modalities or approaches could emerge that are superior to both gedatolisib and PIKTOR, rendering our competitive position obsolete.

In addition, if gedatolisib or another MNI that receives regulatory approval is incorporated into the standard of care for any of our target indications, regulatory authorities may require that future clinical trials of PIKTOR, including any registrational trials, use the newly approved MNI as part of the comparator arm rather than the current standard of care. Such a change could require us to conduct larger, more expensive, and longer clinical trials than currently planned, raise the efficacy threshold that PIKTOR must demonstrate to achieve regulatory approval, and materially increase our development costs and delay our anticipated development timelines. Even if we are able to demonstrate superiority or non-inferiority to a newly approved MNI, the cost, complexity, and duration of the required trials could substantially exceed our current projections, and we may need to raise additional capital to fund such trials. There can be no assurance that we would be able to obtain such additional capital on acceptable terms, or at all.

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

We anticipate that we will compete with Alpelisib, Inavolisib, Capivasertib, Everolimus and Temsirolimus, all of which are approved drugs that target the PI3K/AKT/mTOR pathway. In addition, we are aware of several additional product candidates in clinical development that could potentially pose a direct competitive threat to PIKTOR, particularly for the treatment of advanced HR+/HER2- breast cancer. These product candidates include Gedatolisib, an intravenous pan-PI3K + mTORC1/2 inhibitor from Celcuity, whose New Drug Application for HR+/HER2-, PIK3CA wild-type metastatic breast cancer was accepted by the FDA with

Priority Review and a Prescription Drug User Fee Act goal date of July 17, 2026; Tersolisib, an oral mutant-specific PI3Kα inhibitor from Eli Lilly currently in Phase 3 trials for HR+/HER2- breast cancer; Zovegalisib, an oral mutant-selective PI3Kα inhibitor from Relay Therapeutics currently in Phase 3 trials for advanced HR+/HER2- breast cancer; Afuresertib, an oral pan AKT inhibitor from Laekna Therapeutics currently in Phase 3 trials for advanced HR+/HER2- breast cancer; Paxalisib, an oral brain penetrant PI3K/mTOR inhibitor from Kazia Therapeutics currently in Phase 3 trials in glioblastoma; SNV4818, an oral pan-mutant-selective PI3Kα inhibitor acquired by Novartis from Synnovation Therapeutics in March 2026, currently in Phase 1/2 trials for HR+/HER2- breast cancer and other solid tumors; and OKI-219, an oral mutant-specific PI3Kα inhibitor from OnKure Therapeutics, currently in Phase 1/2 trials for HR+/HER2- breast cancer and other solid tumors. In addition, in July 2026, the FDA approved Celcuity’s gedatolisib, and in May 2026, Celcuity announced positive topline results from the PIK3CA mutant cohort of its Phase 3 VIKTORIA-1 trial, with both the gedatolisib triplet (gedatolisib plus fulvestrant plus palbociclib) and the gedatolisib doublet (gedatolisib plus fulvestrant) demonstrating statistically significant and clinically meaningful improvements in progression-free survival. Celcuity has indicated that it intends to submit a supplemental New Drug Application to the FDA for the PIK3CA mutant indication, and that detailed data from both VIKTORIA-1 cohorts will be presented at the 2026 American Society of Clinical Oncology Annual Meeting in early June 2026. Gedatolisib establish a meaningful market position before PIKTOR completes clinical development. The two cohorts together cover a substantial portion of the HR+/HER2- advanced breast cancer patient population, which could narrow the addressable population for PIKTOR if gedatolisib achieves favorable approval and reimbursement. Our competitive thesis is that multi-node inhibition is a superior mechanism to provide deeper, more tolerable suppression of the PI3K/AKT/mTOR pathway than is currently available in approved therapeutics. If our thesis is incorrect, or if new modalities are developed that better suppress the PI3K/AKT/mTOR pathway, our business would be materially and adversely impacted.

Several of these competing product candidates are in Phase 3 registrational trials with potential approval timelines that are ahead of our development timeline for PIKTOR. In particular, Celcuity has now reported positive topline Phase 3 results from both the PIK3CA wild-type cohort and the PIK3CA mutant cohort of its VIKTORIA-1 trial, had its New Drug Application for gedatolisib in HR+/HER2-, PIK3CA wild-type metastatic breast cancer approved by the FDA in July 2026, and has announced its intention to file a supplemental New Drug Application for the PIK3CA mutant indication. If one or more competitors obtains regulatory approval and establishes a market position before we are able to enter the market, it could significantly diminish the commercial opportunity for PIKTOR, particularly if the approved product addresses the same patient population or demonstrates a superior safety or efficacy profile. Additionally, mutant-selective PI3Ka inhibitors being developed by Eli Lilly (tersolisib) and Relay Therapeutics (zovegalisib) are also in Phase 3 development and, if approved, could reduce the addressable market for PIKTOR by providing an alternative targeted approach for patients with PI3K-mutant tumors. Large pharmaceutical companies are making significant investments in the PI3K/AKT/mTOR space. For example, in March 2026, Novartis announced the acquisition of Synnovation Therapeutics’ pan-mutant-selective PI3Kα inhibitor program, including SNV4818, which is currently in Phase 1/2 clinical development for HR+/HER2- breast cancer. This and similar acquisitions could result in additional well-resourced competitors with established commercial infrastructure entering the market ahead of or concurrent with PIKTOR, which could significantly diminish our commercial opportunity.

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

Securities litigation and stockholder activism, including proxy contests, could result in substantial costs and divert management’s and the Board of Director’s attention and resources from our business. The potential of a proxy contest or other stockholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Finally, in connection with the execution of the Agreement and Plan of Merger, or the Merger Agreement, dated as of February 17, 2026, by and among the Company, Sapphire First Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Sapphire Second Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, Faeth Subsidiary and Faeth HoldCo, certain of our directors and officers, as well as certain of the directors, officers and stockholders of Faeth Therapeutics, each as of immediately prior to the Acquisition, entered into lock-up agreements, pursuant to which each such stockholder is subject to a 180-day lockup on the sale or transfer of shares of our common stock and Series B Preferred Stock held by each such stockholder, including those shares received by directors and officers in the Acquisition, subject to certain limited exceptions as set forth in such lock-up agreements. Upon expiration of this 180-day lockup period, these shares will become eligible for sale in the public market. Pursuant to the Merger Agreement and the registration rights agreement that we entered into pursuant to the 2026 Private Placement, filed a resale registration statement with the SEC to register the resale of shares of our common stock underlying the Series B Preferred Stock and warrant to purchase shares of Series B Preferred Stock, and such shares shares subject to the registration statement now no longer constitute restricted securities and may be sold freely in the public markets, subject to any beneficial ownership limitations set by the holder of Series B Preferred Stock. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Following the approval of the Company Stockholder Matters on June 10, 2026, the Acquisition resulted in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use. Faeth’s NOL carryforwards may also be subject to limitations as a result of prior shifts in equity ownership and/or the Acquisition. We may also have experienced an ownership change in the past, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Furthermore, our ability to utilize NOLs of Faeth that we acquired as a result of the Acquisition may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

10.1#

Sensei Biotherapeutics, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980), filed with the SEC on May 15, 2026).

10.2#

Sensei Biotherapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39980), filed with the SEC on May 15, 2026).

10.3*#	Employment Agreement, dated March 11, 2026, by and between the Registrant and Brian Stephenson.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Faeth Therapeutics, Inc.

Date:	August 4, 2026	By:	/s/ Anand Parikh
Anand Parikh
Principal Executive Officer

Date:	August 4, 2026	By:	/s/ Brian Stephenson
Brian Stephenson
Principal Financial Officer

Date:	August 4, 2026	By:	/s/ Josiah Craver
Josiah Craver
Senior Vice President of Finance
Principal Accounting Officer