Form 10-Q
period 2026-09-30
Faeth Therapeutics, Inc.
filed 2026-11-03
CIK 1829802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 25,843,945 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,180	$8,668
Marketable securities	160,615	12,516
Prepaid expenses	1,412	231
Other current assets	1,634	92
Total current assets	177,841	21,507
Right-of-use assets - operating leases, net	126	1,294
Right-of-use assets - financing leases, net	—	1
Property and equipment, net	1	82
Other non-current assets	981	18
Total assets	$178,949	$22,902
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,630	$1,481
Compensation and employee benefits liabilities	2,257	1,320
Operating lease liabilities, current	145	1,370
Financing lease liabilities, current	—	80
Total current liabilities	11,032	4,251
Operating lease liabilities, non-current	—	59
Other non-current liabilities	53	—
Total liabilities	11,085	4,310
Commitments and contingencies (Note 7)
Series B redeemable convertible preferred stock, $0.0001 par value; 502 and zero shares authorized as of September 30, 2026 and December 31, 2025, respectively; 502 and zero shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively; liquidation value of $0 as of September 30, 2026	6,767	—
Stockholders’ equity:
Preferred stock, $0.0001 par value and 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2026 and 12,500,000 shares authorized as of December 31, 2025; 25,842,318 and 1,261,685 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	—
Additional paid-in capital	651,025	301,728
Accumulated deficit	(489,778)	(283,137)
Accumulated other comprehensive (loss) income	(153)	1
Total stockholders’ equity	161,097	18,592
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$178,949	$22,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$11,736	$2,536	$38,873	$8,794
General and administrative	10,350	2,315	39,268	8,537
Acquired in-process research and development	—	—	132,957	—
Total operating expenses	22,086	4,851	211,098	17,331
Loss from operations	(22,086)	(4,851)	(211,098)	(17,331)
Other income (expense), net:
Interest income, net	1,776	283	4,426	987
Other (expense) income, net	(88)	(1)	31	(24)
Net loss	$(20,398)	$(4,569)	$(206,641)	$(16,368)
Net loss per common share, basic and diluted	$(0.79)	$(3.62)	$(18.76)	$(12.98)
Weighted-average shares outstanding, basic and diluted	25,840,555	1,261,290	11,016,187	1,260,569
Comprehensive loss:
Net loss	$(20,398)	$(4,569)	$(206,641)	$(16,368)
Other comprehensive items:
Unrealized (loss) gain on marketable securities	(90)	8	(154)	10
Total other comprehensive (loss) income	(90)	8	(154)	10
Total comprehensive loss	$(20,488)	$(4,561)	$(206,795)	$(16,358)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

For the three and nine months ended September 30, 2026 and 2025

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2024	—	$—	1,258,940	$—	$300,451	$(262,052)	$(13)	$38,386
Stock-based compensation expense	—	—	—	—	461	—	—	461
Surrender of shares for tax withholding	—	—	(390)	—	(3)	—	—	(3)
Vesting of restricted stock shares	—	—	1,768	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(6,864)	—	(6,864)
Balance at March 31, 2025	—	—	1,260,318	—	300,909	(268,916)	(6)	31,987
Stock-based compensation expense	—	—	—	—	264	—	—	264
Employee stock purchase plan expense	—	—	1,004	—	5	—	—	5
Cash-in-lieu of fractional shares for reverse stock split	—	—	(32)	—	(1)	—	—	(1)
Unrealized loss on marketable securities	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(4,936)	—	(4,936)
Balance at June 30, 2025	—		1,261,290	—	301,177	(273,852)	(11)	27,314
Stock-based compensation expense	—	—	—	—	254	—	—	254
Unrealized gain on marketable securities	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(4,569)	—	(4,569)
Balance at September 30, 2025	—		1,261,290	$—	$301,431	$(278,421)	$(3)	$23,007

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2025	—	$—	1,261,685	$—	$301,728	$(283,137)	$1	$18,592
Stock-based compensation expense	—	—	—	—	12,898	—	—	12,898
Issuance of Series B redeemable convertible preferred stock in connection with the acquisition of Faeth Therapeutics	10,497	145,384	—	—	—	—	—	—
Fair value of the Assumed Options that relates to the pre-combination service period	—	—	—	—	452	—	—	452
Issuance of Series B redeemable convertible preferred stock in connection with private placement, net of issuance costs	14,440	183,092	—	—	—	—	—	—
Vesting of restricted stock shares	—	—	1,505	—	—	—	—	—
Exercise of options into common stock	—	—	77,143	—	1,033	—	—	1,033
Unrealized loss on marketable securities	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(170,236)	—	(170,236)
Balance at March 31, 2026	24,937	328,476	1,340,333	—	316,111	(453,373)	(24)	(137,286)
Stock-based compensation expense	—	—	—	—	4,483	—	—	4,483
Conversion of Series B redeemable convertible preferred stock into common shares	(24,435)	(321,709)	24,435,594	2	321,707	—	—	321,709
Exercise of stock options into common stock	—	—	57,042	—	98	—	—	98
Unrealized loss on marketable securities	—	—	—	—	—	—	(39)	(39)
Net loss	—	—	—	—	—	(16,007)	—	(16,007)
Balance at June 30, 2026	502	6,767	25,832,969	2	642,399	(469,380)	(63)	172,958
Stock-based compensation expense	—	—	—	—	8,522	—	—	8,522
Vesting of restricted stock shares	—	—	54	—	—	—	—	—
Exercise of stock options into common stock	—	—	9,295	1	104	—	—	105
Unrealized loss on marketable securities	—	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	—	(20,398)	—	(20,398)
Balance at September 30, 2026	502	$6,767	25,842,318	$3	$651,025	$(489,778)	$(153)	$161,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(206,641)	$(16,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,903	979
Depreciation and amortization	71	92
Accretion on marketable securities	(2,470)	(584)
Non-cash lease expense	1,168	1,136
Amortization of financing lease right-of-use assets	1	13
Acquired in-process research and development from the acquisition of Faeth Therapeutics	132,957	—
Loss on asset disposal	30	21
Change in fair value of warrant liabilities	52	—
Changes in operating assets and liabilities:
Prepaid expenses	10,306	(23)
Other assets	(1,539)	(98)
Accounts payable and accrued liabilities	1,304	156
Compensation and employee benefits	733	(726)
Operating lease liabilities	(1,283)	(1,187)
Net cash used in operating activities	(39,408)	(16,589)
Cash flows from investing activities
Purchases of property and equipment	(9)	(16)
Purchases of short-term investments	(235,382)	(18,633)
Maturities of short-term investments	89,600	36,090
Proceeds from sale of property and equipment	—	250
Net cash assumed in the acquisition of Faeth Therapeutics	6,464	—
Net cash (used in) provided by investing activities	(139,327)	17,691
Cash flows from financing activities
Principal payments for financing leases	(80)	(677)
Proceeds from the sale of financing lease assets	—	142
Proceeds from issuance of Series B redeemable convertible preferred stock	200,000	—
Issuance costs from the private placement issuance of Series B redeemable convertible preferred stock	(16,908)	—
Payment of employee restricted stock tax withholdings	—	(3)
Employee stock purchase plan proceeds	—	5
Cash in lieu of fractional shares for reverse stock split	—	(1)
Exercise of options into common stock	1,235	—
Net cash provided by (used in) financing activities	184,247	(534)
Net increase in cash and cash equivalents	5,512	568
Cash and cash equivalents at beginning of period	8,668	9,994
Cash and cash equivalents at the end of period	$14,180	$10,562

Supplemental disclosure of noncash financing information:

Fair value of Series B redeemable convertible preferred stock issued for the acquisition of Faeth Therapeutics	$145,384	$—
Net assets acquired in the acquisition of Faeth Therapeutics	$12,879	$—
Conversion of Series B Preferred Stock to Common Stock	$321,709	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAETH THERAPEUTICS, INC.

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Business

Faeth Therapeutics, Inc. (formerly Sensei Biotherapeutics, Inc.) (the "Company"), a clinical-stage biotechnology company, was originally incorporated in Maryland in 1999 and subsequently reincorporated in Delaware on December 1, 2017.

On February 17, 2026, the Company acquired Faeth Holdings Therapeutics, Inc. ("Faeth HoldCo") and its wholly owned subsidiary Faeth Therapeutics, LLC ("Faeth Subsidiary" and, together with Faeth HoldCo, "Legacy Faeth" or "Faeth") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 17, 2026, by and among the Company, its merger subsidiaries and Legacy Faeth (such transaction, the "Acquisition").

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

Since its inception, the Company has incurred substantial losses and had a net loss of $206.6 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had an accumulated deficit of $489.8 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

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

The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2026 of $174.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. In February 2026, the Company completed a private placement financing through the sale of Series B Non-Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), resulting in gross proceeds of $200 million.

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

Pursuant to the terms of the Certificate of Designation (as defined below), conversion is subject to beneficial ownership limitations that prevent any holder from converting shares if such conversion would result in the holder and its affiliates beneficially owning more than 9.99% of the Company’s outstanding Common Stock. As of September 30, 2026, 501.899 shares of Series B Preferred Stock remain outstanding as a result of these blocker provisions. These remaining shares will convert into shares of Common Stock from time to time as holders sell down their positions or otherwise remain below their applicable beneficial ownership limitations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”). The condensed consolidated financial statements include those accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to amounts presented in our condensed consolidated statements of operations and comprehensive loss for the period ended September 30, 2025 to conform to the presentation for the period ended September 30, 2026.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, stock-based compensation, accrued research and development expenses, depreciation of equipment, fair value of financial instruments, contingencies, and the valuation of consideration transferred in the acquisition of Legacy Faeth. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits, commercial paper, corporate bonds, and investments in money market funds with commercial banks and financial institutions. As of September 30, 2026, cash and cash equivalents included cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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

Acquired In-Process Research and Development Expense

The Company accounts for acquisitions of assets or a group of assets that do not meet the definition of a business as asset acquisitions based on the cost to acquire the asset or group of assets, which include certain transaction costs. In an asset acquisition, the cost to acquire is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recorded in an asset acquisition. Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense as of the acquisition date.

Redeemable Convertible Preferred Stock

The Company has classified its redeemable convertible preferred stock as temporary equity in the accompanying balance sheets due to redemption provisions that are outside of the control of the Company. Subsequent adjustments of the carrying values to the redemption values will be made only when it becomes probable that such a change in control event will occur. The Company did not accrete the carrying values of the redeemable convertible preferred stock to the redemption values as redemption was contingent on stockholder approval, which was obtained on June 10, 2026.

Preferred Stock Warrants

The Company accounts for its redeemable convertible preferred share warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants that have been determined to be classified as liabilities are recorded on the balance sheet as a long-term liability at their fair value on the date of issuance and remeasured to fair value at each reporting period, with the changes in fair value recognized in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. The Company adjusts the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered a liability.

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

On February 17, 2026, the Company acquired Legacy Faeth pursuant to the Merger Agreement.

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

Concurrently with the acquisition of Legacy Faeth, on February 17, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with new and returning investors to raise $200.0 million of gross proceeds in which investors were issued an aggregate of 14,440.395 shares of Series B Preferred Stock, or 14,440,395 on an as-converted-to-common basis (without giving effect to any beneficial ownership limitations) at a price of $13,850 per share, or $13.85 per share on an as-converted-to-common basis (collectively, the “2026 Private Placement”). The 2026 Private Placement closed on February 20, 2026.

Following the receipt of stockholder approval on June 10, 2026, each share of Series B Preferred Stock automatically converted into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations established by each holder (pursuant to which 501.899 shares of Series B Preferred Stock remain unconverted as of September 30, 2026). As a result of the transactions, equityholders of the Company immediately prior to the Acquisition owned approximately 4.9% of the Common Stock, equityholders of Legacy Faeth immediately prior to the Acquisition owned approximately 40.6% of the Common Stock, and investors in the 2026 Private Placement owned approximately 54.5% of the Common Stock, in each case, calculated on a fully-diluted, as-converted-to-common basis (without giving effect to any beneficial ownership limitations) using the treasury stock method and based on the implied equity values of the Company and Legacy Faeth.

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

The fair value of the consideration transferred was measured using the price per share the investors paid as part of the 2026 Private Placement. The Assumed Options amount reflects the portion of the acquisition date fair-value based measure that relates to the pre-combination service period.

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

The Company recognized $4.8 million of research and development expenses and $6.2 million of general and administrative expenses related to the accelerated vesting of 4,273,182 options held by Faeth employees prior to the Acquisition during the nine months ended September 30, 2026.

The Company recognized $9.1 million of research and development expenses and $6.5 million of general and administrative expenses for tax gross-up payments related to the vesting of these options. The Company acquired $11.4 million of prepaid expenses related to the tax gross-up payments included in the net assets acquired by the Company, which were recognized as expense during the nine months ended September 30, 2026. The tax gross-up payments are not in scope for accounting under ASC 718 and are recognized in the period in which they are incurred.

For the Assumed Options that were not vested as of the Acquisition, the Company recognized $0.2 million and $1.4 million of research and development and general and administrative expenses, respectively, during the nine months ended September 30, 2026.

4. MARKETABLE SECURITIES

Marketable securities consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$127,756	$—	$(111)	$127,645
Corporate bonds	33,012	—	(42)	32,970
Total	$160,768	$—	$(153)	$160,615

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,772	$1	$(1)	$9,772
Corporate bonds	2,743	1	—	2,744
Total	$12,515	$2	$(1)	$12,516

As of September 30, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $11.0 million that had maturities of one to two years.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, $0.1 million and less than $0.1 million in losses are associated with marketable securities with contractual maturities of one year or less and more than one year, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,072	$—	$—	$11,072
Marketable Securities:
Commercial paper	—	127,645	—	127,645
Corporate bonds	—	32,970	—	32,970
Total	$11,072	$160,615	$—	$171,687
Liabilities:
Preferred stock warrant liability	$—	$—	$53	$53
Total financial liabilities	$—	$—	$53	$53

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,896	$—	$—	$7,896
Marketable Securities:
Commercial paper	—	9,772	—	9,772
Corporate bonds	—	2,744	—	2,744
Total	$7,896	$12,516	$—	$20,412

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2026 and 2025.

Preferred Stock Warrant Liability

In September 2021, Faeth issued warrants (the "Warrants") to Western Alliance Bank ("Western Alliance") to purchase 21,100 shares of Faeth's redeemable convertible preferred stock at an exercise price of $1.42177 per share. In August 2025, in connection with a recapitalization of Faeth's preferred stock, the Warrants were adjusted to purchase 10,550 shares of Series Seed-6 preferred stock at an exercise price of $2.84354 per share. Under the terms of the Merger Agreement, the Warrants were converted into warrants to purchase 2.1020 shares of Series B Preferred Stock (2,102 shares of common stock on an as-converted basis) at an exercise price of $14,272 per share of Series B Preferred Stock ($14.272 per share on an as-converted basis). Western Alliance can exercise the Warrants until the termination of the agreement on September 6, 2031. No Warrants were exercised as of September 30, 2026.

The Company concluded that the Warrants required liability classification based on the guidance in ASC 480. The Warrants were recorded at fair value using the Black-Scholes method with the following inputs:

As of September 30,
2026
Expected equity volatility	103%
Risk-free interest rate	5.10%
Expected term (years)	4.93

The following table presents a roll-forward of the aggregate fair values of the Preferred Stock Warrant Liability (in thousands):

Preferred Stock Warrant Liability
Balance at February 17, 2026	$1
Balance at March 31, 2026	1
Balance at June 30, 2026	1
Change in fair value	52
Balance at September 30, 2026	$53

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Office equipment and furniture	$354	$369
Leasehold improvement	166	253
Total property and equipment	520	622
Less accumulated depreciation and amortization	(519)	(540)
Property and equipment, net	$1	$82

Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $71 thousand and $92 thousand, respectively.

During the nine months ended September 30, 2025, the Company disposed of all research equipment through the sale of fixed assets, resulting in a reduction of the gross carrying amount to zero. The related accumulated depreciation of $1,078 thousand was written off in connection with this disposal. A gain of $22 thousand was recognized on the sale and is included in the other (expense) income line in the condensed consolidated statements of operations and comprehensive loss for the period.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2026, the Company leases office and laboratory facilities under operating leases, which expire at various dates through 2027. The Company has $0.7 million in letters of credit outstanding as security on certain of these leases. As part of its adoption of ASC 842, the Company recorded operating ROU assets and operating lease liabilities for these leases as of January 1, 2022. The Company elected the short-term lease recognition exemption for operating leases with an initial term of less than 12 months and therefore did not recognize the lease on the Company’s balance sheet. Rent expense was recognized on a straight-line basis over the lease term. Short-term lease expense for the nine months ended September 30, 2026 and 2025 was $0.1 million and immaterial, respectively.

Finance Leases

The Company previously leased research equipment and furniture under finance leases, which were disposed of or reached the end of their terms during the nine months ended September 30, 2026.

The following table contains a summary of the lease costs recognized under ASC 842 pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Lease cost:
Amortization of finance ROU assets	$1	$13
Interest on finance lease liabilities	1	29
Operating lease cost	1,209	1,269
Variable lease cost	661	640
Total lease costs	$1,872	$1,951

During the nine months ended September 30, 2025, the Company disposed of research equipment classified as a ROU asset under a lease agreement. The ROU asset was sold, resulting in a loss of $43 thousand, which is included in the other income (expense) line in the condensed consolidated statements of operations and comprehensive loss for the period.

The following table contains a summary of other information pertaining to the Company’s finance and operating leases for the nine months ended September 30, 2026 and 2025 (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2026	2025
Other lease information:
Operating cash outflows for operating leases	$1,324	$1,320
Operating cash outflows for finance leases	$1	$29
Financing cash outflows from finance leases	$80	$677

Weighted-average remaining lease term:
Operating leases	0.4 years	1.1 years
Financing leases	— years	0.6 years

Weighted-average discount rate:
Operating leases	7.6%	7.6%
Financing leases	--%	10.1%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2026 (in thousands):

	Operating	Financing
2026 (Remainder of 2026)	$88	$—
2027	59	—
Total future minimum lease payments	147	—
Less: imputed interest	2	—
Total lease liabilities	$145	$—

License Agreements

In connection with the Acquisition, the Company assumed the following licensing agreements, each originally entered into by Faeth, to obtain the right to make, use, and sell licensed products currently in development.

Cornell University

In June 2020, Faeth entered into a license agreement (the “Cornell Agreement”) with Cornell University (“Cornell”), pursuant to which Faeth was granted an exclusive, sublicensable, royalty-bearing license to develop and commercialize products using the licensed combination therapy for PI3K associated diseases and disorders. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the Cornell Agreement. As consideration for the Cornell Agreement, the Company agreed to pay annual license fees of $0.1 million on the anniversary of the agreement. The license fees are recorded as research and development expense in the statements of operations and comprehensive loss as the acquired license represents in-process research and development with no alternative future use. Under the Cornell Agreement, the Company is required to pay up to an aggregate of $6.2 million upon the achievement of certain development and commercial milestones. The Company is also required to pay royalties to Cornell in the low to mid-single-digit percentage range based on net sales of licensed products. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur. During the nine months ended September 30, 2026, payments of $0.1 million were made for annual fees. As of September 30, 2026, no milestones were achieved.

Cancer Research Technology Limited (CRT)

In June 2020, Faeth entered into a license agreement (the “CRT Agreement”) with Cancer Research Technology Limited (“CRT”), which is wholly owned by Cancer Research UK, pursuant to which Faeth was granted an exclusive, sublicensable, royalty-bearing license to develop and commercialize Non-Essential Amino Acid Restriction (“NEAAR”, formerly FTH-002), or other products with dietary modulation of amino acids. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the CRT Agreement. As consideration for the CRT Agreement, the Company paid an upfront fee of £0.1 million in 2020 which was recorded as research and development expense in the statements of operations and comprehensive loss as the acquired license represents in-process research and development with no alternative future use. Under the CRT Agreement, the Company is required to pay up to an aggregate of £7.9 million related to the achievement of certain development and commercial milestones and up to an aggregate of £18.1 million related to the achievement of certain partnership milestones. In addition, the Company is required to pay royalties to CRT in the low to mid-single-digit percentage range based on net sales of licensed products and sublicense royalty fees in the low double-digit percentage range for any revenue derived from sublicensing. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment, royalties, and sublicense revenues will be recorded when the sales occur. As of September 30, 2026, no milestones have been achieved.

Ravenna Pharmaceuticals (Takeda)

In February 2021, Faeth entered into an agreement with Ravenna Pharmaceuticals, Inc. (the “Ravenna Agreement”), pursuant to which Faeth was granted intellectual property and existing data and agreements to develop and commercialize serabelisib (formerly FTH-001) and sapanisertib (formerly FTH-003) in exchange for an upfront fee of $0.5 million. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the Ravenna Agreement. The upfront payment was recorded as acquired in-process research and development expense in the statements of operations and comprehensive loss because the acquired assets represented in-process research and development with no alternative future use.

As part of the Ravenna Agreement, the Company assumed a license agreement with Takeda that was originally entered into in March 2019 between Takeda Pharmaceutical Company Limited and Petra Pharma Corporation, which was subsequently assigned to Ravenna Pharmaceuticals, Inc. (the “Takeda Agreement”) pursuant to which the Company is required to pay up to an aggregate of $124.0 million related to the achievement of certain development and commercial milestones. The Company is also required to pay royalties to Takeda in the low to mid-single-digit percentage range based on net sales of licensed products. The development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment, royalties, and sublicense revenues will be recorded when the sales occur. As of September 30, 2026, no milestones have been achieved.

As additional consideration under the Takeda Agreement, the Company was required to issue up to $15.0 million in equity to Takeda upon the first dosing in a Phase 3 clinical trial. In January 2026, this provision was renegotiated and removed in its entirety.

Calithera Biosciences (Millennium Takeda)

In May 2023, Faeth entered into a purchase agreement (the “Calithera Agreement”) with Calithera Biosciences (“Calithera”) under which Faeth was granted intellectual property and existing data and agreements to develop and commercialize serabelisib and sapanisertib. In connection with the Acquisition, the Company assumed all of Faeth's rights and obligations under the Calithera Agreement. As consideration for the Calithera Agreement, the Company paid an upfront fee of $0.4 million. The payment was recorded as acquired in-process research and development expense in the statements of operations and comprehensive loss because the acquired assets represented in-process research and development with no alternative future use.

As part of the Calithera Agreement, the Company assumed existing license agreements with the Regents of the University of California (the “University of California Agreement”) and Millennium Pharmaceuticals (the “Millennium Agreement”). Under the University of California Agreement, the Company is required to pay up to an aggregate of $1.0 million per licensed product related to the achievement of certain development and commercial milestones, of which $0.8 million remains unpaid as of September 30, 2026. The Company is also required to pay tiered low single-digit royalties based on net sales of licensed products and a low double-digit percentage based on sublicense income if the Company sublicenses the rights granted under the University of California Agreement. Under the Millennium Agreement, the Company is required to pay up to an aggregate of $119.0 million in development, regulatory and commercial launch milestone payments and up to an aggregate of $250.0 million in sales milestone payments. The Company is also required to pay tiered single-digit royalties based on annual net sales of licensed products. Under both agreements, the development milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur. As of September 30, 2026, no milestones have been achieved under either agreement.

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

8. ACCOUNTS PAYABLE AND CURRENT ACCRUED Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$2,988	$689
Accrued expenses	5,419	715
Other current liabilities	223	77
Total	$8,630	$1,481

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

On June 10, 2026, the Company obtained stockholder approval of (i) the conversion of the Series B Preferred Stock into shares of Common Stock, (ii) the change of control under Nasdaq listing rules, and (iii) the amendment of the Company’s certificate of incorporation to increase authorized shares of Common Stock to 300,000,000 (collectively, the “Company Stockholder Matters”), and on June 15, 2026, 24,435.594 shares of Series B Preferred Stock automatically converted into 24,435,594 shares of Common Stock. Pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Certificate of Designation”), conversion of the Series B Preferred Stock is subject to beneficial ownership limitations established by each holder. As of September 30, 2026, 501.899 shares of Series B Preferred Stock remain outstanding as a result of these beneficial ownership limitations and continue to be classified in temporary equity.

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

Redemption

The Series B Preferred Stock does not have redemption rights. However, if the Company had failed to obtain stockholder approval within six months of the initial issuance of Series B Preferred Stock, shares of Series B Preferred Stock would have become eligible for cash settlement at the option of the holder for a fair value equal to the closing price of the Company’s common stock on the last trading day prior to the date that the notice for cash settlement is delivered from the holder to the Company.

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

Common Stock Warrants

There was no common stock warrant activity related to common stock warrants issued in conjunction with equity and debt fundraising events for the nine months ended September 30, 2026. The following is a summary of the common stock warrants outstanding as of September 30, 2026 and December 31, 2025:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,143	$2,185.04	3.15	$—
Outstanding at September 30, 2026	1,143	$2,185.04	2.41	$—

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

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) became effective in February 2021. The 2021 Plan provided for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. Upon the effectiveness of the 2026 Plan (as defined below), the Company ceased issuing new awards under the 2021 Plan.

2026 Equity Incentive Plan

The 2026 Equity Incentive Plan (the “2026 Plan”) became effective on June 10, 2026 upon approval by the Company's stockholders. The 2026 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary corporations, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company's affiliates. The number of shares initially reserved for issuance under the 2026 Plan was 2,671,981 shares, which will automatically increase on January 1 of each calendar year, starting on January 1, 2027 through January 1, 2036, in an amount equal to 5.0% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board of Directors. As of September 30, 2026, 1,506,136 shares remained available for issuance pursuant to the 2026 Plan.

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

Inducement Grants

In connection with the Acquisition, the Company granted inducement nonstatutory stock options to purchase an aggregate of 2,319,891 shares of common stock to former Faeth employees on February 19, 2026, at an exercise price of $27.22 per share, as a material inducement to entering employment with the Company. In addition, on March 11, 2026, the Company granted an inducement nonstatutory stock option to purchase 166,435 shares of common stock at an exercise price of $29.37 per share to a new employee as a material inducement to entering employment with the Company. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each option award vesting monthly thereafter for three years. Vesting of each option award is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2021 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

2026 Inducement Plan

On April 10, 2026, the Board of Directors adopted the 2026 Inducement Plan, which provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to new employees as a material inducement to entering employment with the Company. A total of 450,000 shares of common stock are reserved for issuance under the 2026 Inducement Plan. The 2026 Inducement Plan was adopted without stockholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2026, the Company granted nonstatutory stock options to purchase an aggregate of 330,150 shares of common stock under the 2026 Inducement Plan. As of September 30, 2026, 119,850 shares remained available for issuance pursuant to the 2026 Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in February 2021. A total of 16,666 shares (333,333 prior to the 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock effected on June 16, 2025) of common stock were initially reserved for issuance under the 2021 ESPP. As of September 30, 2026, the Company had issued 12,220 shares under the 2021 ESPP, and no shares were issued in the nine months ended September 30, 2026. Upon the effectiveness of the 2026 ESPP (as defined below), the Company ceased issuing new awards under the 2021 ESPP.

2026 Employee Stock Purchase Plan

The 2026 Employee Stock Purchase Plan (the “2026 ESPP”) became effective on June 10, 2026 upon approval by the Company's stockholders. A total of 267,198 shares of common stock were initially reserved for issuance under the 2026 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2027 through January 1, 2036, by an amount equal to the lesser of (i) 1.0% of the total shares of common stock outstanding on December 31 of the preceding calendar year and (ii) 534,396 shares, or a lesser number of shares determined by the Board of Directors. The purchase price of the shares under the 2026 ESPP is 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2026, no shares had been issued under the 2026 ESPP.

Time-Based Stock Options

The Company granted time-based options to purchase shares of common stock at a weighted average grant date fair value of $21.03 per share during the nine months ended September 30, 2026, including grants under the 2021 Plan, the 2026 Plan, the 2026 Inducement Plan, and inducement grants outside any plan. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock options on the applicable grant dates.

The following is a summary of time-based option activity for employee awards under the 2018 Plan, the 2021 Plan, the 2026 Plan, the 2026 Inducement Plan, inducement grants outside any plan and the assumed options for the nine months ended September 30, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	272,244	$80.56	6.98	$138
Granted	3,273,726	$27.36
Assumed Options	252,210	$1.34
Exercised	(143,480)	$8.61
Forfeited	(40,292)	$12.85
Expired	(78,154)	$219.96
Outstanding at September 30, 2026	3,536,254	$26.27	9.35	$14,801
Vested or expected to vest at September 30, 2026	3,536,254	$26.27	9.35	$14,801
Exercisable at September 30, 2026	168,062	$20.06	7.13	$3,465

The aggregate intrinsic value of the outstanding stock option awards is calculated as the difference between the exercise price and the market price of the Company’s common stock as of September 30, 2026. The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2026 was $2.4 million and there were no option exercises for the nine months ended September 30, 2025.

The grant date fair value of options vested during the nine months ended September 30, 2026 and 2025 was $1.9 million and $0.8 million, respectively.

As of September 30, 2026, there was $60.7 million of unrecognized stock-based compensation expense associated with the time-based stock options, which is expected to be recognized over a weighted-average period of 3.38 years.

Market-Based Stock Options

During the three months ended September 30, 2026, the Company granted market-based stock options to purchase an aggregate of 872,320 shares of common stock to certain employees, including executive officers, consisting of options to purchase 868,876 shares granted on July 21, 2026 at an exercise price of $28.37 per share and options to purchase 3,444 shares granted on August 4, 2026 at an exercise price of $25.50 per share, under the 2026 Plan. The market-based stock options vest in full on the later of (i) the first date on which the average of the closing prices per share of the Company’s common stock on each trading day during any 30 consecutive calendar-day period equals or exceeds $70.00 and (ii) the first anniversary of the grant date, subject to the holder's continued service through the vesting date. If the stock price hurdle is not achieved by the fourth anniversary of the grant date, the market-based stock options will expire. The market-based stock options otherwise have a contractual term of ten years.

As of September 30, 2026, market-based stock options to purchase 872,320 shares of common stock were outstanding, with a weighted-average exercise price of $28.36, a weighted-average remaining contractual term of 9.81 years and an aggregate intrinsic value of $1.2 million. None of the market-based stock options were exercisable, and none were exercised, forfeited or expired, during the nine months ended September 30, 2026.

Because vesting is subject to a market condition, the Company estimated the grant date fair value of the market-based stock options using a Monte Carlo simulation. The simulation incorporates the probability of achieving the stock price hurdle and values each option at the simulated vesting date with the Black-Scholes option-pricing model, using an expected term under the simplified method. The weighted average grant date fair value of the market-based stock options was $21.37 per share, or an aggregate grant date fair value of $18.6 million. The Company recognizes the expense on a straight-line basis over the requisite service period, which is the longer of the one-year explicit service period and the derived service period from the Monte Carlo simulation of 1.01 to 1.13 years. If the price hurdle is hit before the derived service period ends, the remaining cost is recognized at that point (subject to the one-year minimum). The expense is recognized whether or not the stock price hurdle is achieved, provided the requisite service is rendered.

The fair value of the market-based stock options was estimated using the following assumptions:

For the Nine Months Ended September 30, 2026
Stock price hurdle	$70.00
Expected volatility	100.5%-101.0%
Risk-free interest rate	4.3%-4.4%
Expected dividend yield	—
Contractual term (in years)	10
Derived service period (in years)	1.01-1.13

Expected volatility is based on the historical volatility of a publicly traded set of peer companies in addition to the Company’s own historical volatility. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the representative term of the options.

During each of the three and nine months ended September 30, 2026, the Company recognized $3.6 million of stock-based compensation expense related to the market-based stock options: $2.2 million in general and administrative expense and $1.4 million in research and development expense. As of September 30, 2026, there was $15.0 million of unrecognized stock-based compensation expense related to the market-based stock options, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions.

The following is a summary of the restricted stock unit activity during the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,136	$52.17
Vested	(1,559)	$60.89
Forfeited	(489)	$28.60
Unvested at September 30, 2026	88	$28.60

Pursuant to the 2021 Plan, the Company has historically granted restricted stock units which vest annually over a period of one, two, three or four years. The Company granted no restricted stock units during the nine months ended September 30, 2026.

As of September 30, 2026, unrecognized stock-based compensation expense associated with the restricted stock units was immaterial and is expected to be recognized over a weighted-average period of 0.38 years.

Common Stock Warrants

The following is a summary of the common stock warrant activity during the nine months ended September 30, 2026:

	Number of Common Stock Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2025	229	$217.49	1.98	$—
Outstanding and exercisable at September 30, 2026	229	$217.49	1.23	$—

As of September 30, 2026 there was no unrecognized stock-based compensation expense associated with the common stock warrants.

For the nine months ended September 30, 2026 and 2025, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the time-based stock options and common stock warrants granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

For the Nine Months Ended September 30,
	2026	2025
Volatility	81%-122%	94%-96%
Expected term (years)	2.3-6.1	5.5-6.0
Risk-free interest rate	3.5%-4.8%	4.2%-4.4%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,215	$78	$10,286	$286
General and administrative	5,307	176	15,617	693
Total stock-based compensation expense	$8,522	$254	$25,903	$979

12. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution 401(k) plan (the “Plan”) for all employees. Under the Plan, participants may make voluntary contributions up to the maximum amount allowable by law. The Plan is based on employees’ salary deferral, and the Company matches employees’ contributions up to 4% of the employees’ base salary. Employees are 100% vested in the Company’s match contributions. During the three months ended September 30, 2026 and 2025, the Company’s matching contributions were less than $0.1 million. During the nine months ended September 30, 2026 and 2025, the Company’s matching contributions were $0.1 million.

13. COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued incentive compensation	$1,687	$111
Accrued restructuring - compensation (Note 16)	77	1,159
Other compensation related liabilities	493	50
Total	$2,257	$1,320

14. INCOME TAXES

The Company recorded no provision for income taxes for the three and nine months ended September 30, 2026 and 2025.

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

15. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(20,398)	$(4,569)	$(206,641)	$(16,368)
Net loss per share—basic and diluted	$(0.79)	$(3.62)	$(18.76)	$(12.98)
Weighted-average shares outstanding, basic and diluted	25,840,555	1,261,290	11,016,187	1,260,569

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Nine Months Ended September 30,
	2026	2025
Stock options to purchase common stock	4,408,574	293,050
Unvested restricted stock units	88	2,274
Warrants issued to employees and contractors to purchase common stock	229	229
Warrants issued related to convertible notes and other equity agreements	1,143	1,143
Series B redeemable convertible preferred stock	501,899
Series B preferred stock warrants	2,102

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

The following tables summarize the accrued liabilities activity recorded in connection with the 2024 Restructuring and 2025 Restructuring for the nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Personnel	Other	Total
Balance at December 31, 2025	$1,159	$—	$1,159
Cash payments	(435)	—	(435)
Balance at March 31, 2026	724	—	724
Cash payments	(382)	—	(382)
Balance at June 30, 2026	342	—	342
Cash payments	(265)	—	(265)
Balance at September 30, 2026	$77	$—	$77

	Personnel	Other	Total
Balance at December 31, 2024	$445	$31	$476
Restructuring and other costs, net	25	(2)	23
Cash payments	(346)	(16)	(362)
Balance at March 31, 2025	124	13	137
Restructuring and other costs, net	—	(3)	(3)
Cash payments	(124)	(6)	(130)
Balance at June 30, 2025	—	4	4
Restructuring and other costs, net	—	(4)	(4)
Cash payments	—	—	—
Balance at September 30, 2025	$—	$—	$—

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

Overview

We are a clinical-stage biotechnology company focused on improving outcomes for cancer patients through multi-node inhibition of critical oncogenic pathways. On February 17, 2026, we completed the acquisition of Faeth Holdings Therapeutics, Inc. and its wholly owned subsidiary, Faeth Therapeutics, LLC (together, “Legacy Faeth” or “Faeth”), a clinical-stage biotechnology company developing multi-node therapies targeting tumor metabolism and signaling (the “Acquisition”), and received $200 million in gross proceeds from the 2026 Private Placement from a broad syndicate of institutional investors. Effective June 15, 2026, we changed our corporate name from Sensei Biotherapeutics, Inc. to Faeth Therapeutics, Inc. The Acquisition brought Legacy Faeth's lead asset, PIKTOR, a proprietary investigational all-oral combination of serabelisib and sapanisertib that inhibits multiple nodes of the PI3K/AKT/mTOR pathway, into our pipeline. For additional information regarding the terms of the Acquisition and the 2026 Private Placement, see Note 3 to the condensed consolidated financial statements.

Following the Acquisition, our lead program is PIKTOR, an oral multi-node inhibitor of the PI3K/AKT/mTOR pathway in development for endometrial and breast cancer. The PI3K/AKT/mTOR pathway is dysregulated in up to 50% of all solid tumors, making it one of the most prevalent therapeutic targets in oncology. Our core thesis is that simultaneously suppressing multiple pathway nodes can produce deeper, more durable tumor suppression than approved therapies that target only a single node. PIKTOR is currently being evaluated in an ongoing Phase 2 trial in second-line advanced endometrial cancer (Study FTH-PIK-201), with topline data anticipated by year-end 2026. In August 2026, the FDA granted Fast Track designation to PIKTOR in combination with paclitaxel for the treatment of patients with advanced or recurrent endometrial cancer whose tumors harbor a PI3K/AKT/mTOR pathway alteration and who have previously been treated with platinum-based chemotherapy and an immune checkpoint inhibitor. Additionally, in April 2026 the first patient was dosed in our Phase 1b/2 trial in HR+/HER2- advanced breast cancer (Study FTH-PIK-101), from which we expect to report interim data in 2027. We believe our existing cash, cash equivalents and marketable securities, will be sufficient to fund operations through these key clinical milestones.

Prior to the Acquisition, we were primarily focused on the development of solnerstotug (formerly SNS-101), our conditionally active monoclonal antibody targeting the immune checkpoint VISTA. We are completing the remaining portion of the solnerstotug Phase 1/2 trial with patients currently on study.

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. Our net loss was $206.6 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $489.8 million and cash, cash equivalents and marketable securities of $174.8 million. The increase in our net loss for the nine months ended September 30, 2026 compared to the same prior year period was primarily attributable to $133.0 million of acquired in-process research and development expense recognized in connection with the Acquisition, as well as increased research and development and general and administrative expenses resulting from the integration of Faeth's operations.

Components of Our Results of Operations

Operating Expenses

Research and Development Expense

Our research and development expense consists of expenses incurred in connection with the discovery, pre-clinical and clinical development of our product candidates. These expenses include:

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
•
employee-related expenses, including salaries, bonuses, benefits and non-cash stock-based compensation, severance costs and other related costs for those employees engaged in the research and development function;
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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years and significant additional development costs.

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including non-cash stock-based compensation, travel and recruiting expenses. Other general and administrative expenses include facility related costs, patent filing and prosecution costs and professional fees for legal, auditing and tax services, and insurance costs.

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

Other (Expense) Income, Net

Our other (expense) income, net consists of accretion on short-term investments, interest income (expense), gain or loss on fixed asset disposal, and changes in fair value of warrant liabilities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following sets forth our results of operations for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$11,736	$2,536	$9,200
General and administrative	10,350	2,315	8,035
Total operating expenses	22,086	4,851	17,235
Loss from operations	(22,086)	(4,851)	(17,235)
Total other income	1,688	282	1,406
Net loss	$(20,398)	$(4,569)	$(15,829)

Research and Development Expenses

Research and development expenses were $11.7 million for the three months ended September 30, 2026, compared to $2.5 million for the three months ended September 30, 2025. The increase of $9.2 million was primarily driven by $5.5 million of external program costs for PIKTOR and other Faeth programs, including clinical trial, consulting, chemistry, manufacturing and controls ("CMC") and preclinical related expenses, and an increase of $5.2 million in personnel costs, including non-cash stock-based compensation and incentives, partially offset by a $1.5 million decrease in legacy Sensei program costs, primarily due to lower clinical trial expenses.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025. The increase of $8.0 million was primarily driven by $6.2 million of higher personnel costs, including non-cash stock-based compensation and incentives, $1.1 million of increased external administrative fees, primarily higher legal fees, $0.4 million of higher consulting expense, $0.2 million of higher facilities and equipment costs and $0.1 million of higher licensing fees.

Other Income

Other income was $1.7 million for the three months ended September 30, 2026, compared to other income of $0.3 million for the three months ended September 30, 2025. The increase of $1.4 million was primarily related to an increase in interest income on securities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following sets forth our results of operations for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$38,873	$8,794	$30,079
General and administrative	39,268	8,537	30,731
Acquired in-process research and development	132,957	—	132,957
Total operating expenses	211,098	17,331	193,767
Loss from operations	(211,098)	(17,331)	(193,767)
Total other income	4,457	963	3,494
Net loss	$(206,641)	$(16,368)	$(190,273)

Research and Development Expenses

Research and development expenses were $38.9 million for the nine months ended September 30, 2026, compared to $8.8 million for the nine months ended September 30, 2025. The increase of $30.1 million was primarily driven by $11.4 million of external program costs for PIKTOR and other Faeth programs following the Acquisition, including preclinical, clinical trial and CMC related expenses; $13.9 million of non-recurring costs associated with the Acquisition, consisting of $4.8 million of non-cash stock-based compensation expense and $9.1 million of tax gross-up payments and related employer taxes associated with the accelerated vesting of Faeth options; and an increase of $8.6 million in personnel costs, including stock-based compensation and incentives. These increases were partially offset by a $3.8 million decrease in legacy Sensei program costs.

We expect research and development expenses in the near term to be lower than those incurred during the nine months ended September 30, 2026, which included significant non-recurring costs associated with the Acquisition, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and tax gross-up payments. However, over the longer term, we expect our ongoing research and development expenses to increase significantly as we advance PIKTOR through our ongoing Phase 2 trial in advanced endometrial cancer and our Phase 1b/2 trial in HR+/HER2- advanced breast cancer, which we initiated in April 2026, and as we expand preclinical and CMC activities for our broader pipeline.

General and Administrative Expenses

General and administrative expenses were $39.3 million for the nine months ended September 30, 2026, compared to $8.5 million for the nine months ended September 30, 2025. The increase of $30.7 million was primarily driven by significant non-recurring costs associated with the Acquisition, including $6.2 million of non-cash stock-based compensation expense, $6.5 million of tax gross-up payments related to the accelerated vesting of Faeth options and $2.6 million of transaction costs, as well as $11.1 million of higher personnel costs, including stock-based compensation, recruiting and incentives, along with $3.4 million of higher external professional fees, including legal, audit, investor relations and insurance costs, $0.5 million of higher consulting expense, $0.3 million of higher licensing fees and $0.2 million of higher facilities and equipment costs, partially offset by $0.1 million of lower board fees.

We expect our general and administrative expenses in future periods to be lower than those incurred during the nine months ended September 30, 2026, which included significant non-recurring costs associated with the Acquisition, including stock-based compensation expense related to the accelerated vesting of Faeth employee stock options and transaction costs. However, we expect our ongoing general and administrative expenses to remain significantly higher than our pre-Acquisition levels as a result of the integration of Legacy Faeth's operations, including personnel costs associated with the expanded workforce and the support of our broader product pipeline, as well as additional costs associated with operating as a larger public company, including consulting, legal, tax-related services, accounting, investor relations, and insurance premiums.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense was $133.0 million for the nine months ended September 30, 2026, with no comparable expense in the prior year period. The charge was recognized in connection with the Acquisition in February 2026 and represents the fair value of acquired IPR&D assets that had no alternative future use as of the acquisition date. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the acquisition.

Other Income

Other income was $4.5 million for the nine months ended September 30, 2026 compared to $1.0 million for the nine months ended September 30, 2025. The $3.5 million increase was primarily related to an increase in interest income on securities.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any product revenue and have incurred net losses and negative cash flows from our operations. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $174.8 million. We have financed our operations through sales of our common stock, redeemable convertible preferred stock and convertible debt. Through the date of this Quarterly Report, we have raised an aggregate of $123.4 million of gross proceeds from private placements of our equity and convertible debt securities and net proceeds of $138.5 million from our IPO in February 2021 and an additional $183.1 million in net proceeds received in the 2026 Private Placement. In June 2026, we entered into a sales agreement with TD Securities (USA) LLC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in at-the-market offerings (the “ATM Program”). As of the date of this Quarterly Report, we have not sold any shares under the ATM Program. Our net loss was $206.6 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $489.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures.

We expect our cash requirements to increase as we advance PIKTOR through multiple clinical trials following the Acquisition, including our ongoing Phase 2 trial in advanced endometrial cancer and our Phase 1b/2 trial in HR+/HER2- advanced breast cancer, which we initiated in April 2026, and we believe our existing cash, cash equivalents and marketable securities of $174.8 million are sufficient to fund operations through topline data readouts from both studies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(39,408)	$(16,589)
Net cash (used in) provided by investing activities	(139,327)	17,691
Net cash provided by (used in) financing activities	184,247	(534)
Net increase in cash and cash equivalents	$5,512	$568

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $39.4 million, primarily resulting from our $206.6 million net loss partially offset by a $9.5 million increase in our operating assets and liabilities and increases in non-cash charges of $157.7 million, primarily related to $133.0 million of acquired in-process research and development from the Acquisition, $25.9 million of non-cash stock compensation expense, $1.2 million of non-cash lease expense and $0.1 million of depreciation and amortization partially offset by $2.5 million of accretion on marketable securities. The change in operating assets and liabilities was primarily related to a $10.3 million decrease in prepaid expenses, a $1.3 million increase in accounts payable and accrued liabilities and a $0.7 million increase in compensation and employee benefits liabilities, partially offset by a $1.5 million increase in other assets and a $1.3 million decrease in operating lease liabilities.

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

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $139.3 million, primarily due to $235.4 million in purchases of short-term investments, partially offset by $89.6 million in maturities of short-term investments and $6.5 million in cash assumed from the Acquisition.

During the nine months ended September 30, 2025, net cash provided by investing activities was $17.7 million, primarily due to $36.1 million in maturities of short-term investments and $0.2 million of proceeds from the sale of property and equipment, partially offset by $18.6 million in purchases of short-term investments.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $184.2 million, primarily consisting of $200.0 million of proceeds from the issuance of Series B Preferred Stock in the 2026 Private Placement and $1.2 million from the exercise of options into common stock, partially offset by $16.9 million of issuance costs from the 2026 Private Placement and $0.1 million of principal payments under our financing leases.

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

Operating Leases

We have operating lease arrangements for our corporate offices and lab facilities. As of September 30, 2026, we had operating lease payment obligations of $0.1 million, with $0.1 million payable for the remainder of 2026. See Note 7 in our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products, if approved, on our own; and
•
the macroeconomic environment, including inflation and interest rates.

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through topline data readouts from both our ongoing Phase 2 trial of PIKTOR in advanced endometrial cancer (Study FTH-PIK-201) and our Phase 1b/2 trial of PIKTOR in HR+/HER2- advanced breast cancer (Study FTH-PIK-101), which we initiated in April 2026. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. Although we may sell shares of our common stock under the ATM Program, we are not obligated to do so, sales depend on market conditions, and the ATM Program is not a committed source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

Critical Accounting Policies and Significant Judgments and Estimates

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2026, we acquired in-process research and development intangible assets in connection with the Acquisition, which represents a new critical accounting policy not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. Except for this addition, there were no other significant changes to our critical accounting policies which are included in our Annual Report on Form 10-K.

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

We may take advantage of these exemptions until December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

On February 17, 2026, we completed our acquisition of Legacy Faeth, as further described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. In connection with the Acquisition, we are integrating Legacy Faeth's financial processes, systems, and personnel into our system of internal control over financial reporting. We expect this integration to continue through the remainder of 2026 and to result in changes to our internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
While clinical data from third parties, including the July 2026 FDA approval of gedatolisib, have provided evidence supporting the multi-node inhibition concept for the PI3K/AKT/mTOR pathway, there is no guarantee that PIKTOR’s specific approach will produce comparable clinical results, and a third party’s earlier approval of a drug in this class could limit our commercial opportunity.

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
•
The failure to successfully integrate the businesses of the Company and Legacy Faeth in the expected timeframe could adversely affect our results of operations, financial condition, and future results.

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

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. Our net loss was $206.6 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $489.8 million and cash, cash equivalents and marketable securities of $174.8 million, which includes $183.1 million in net proceeds received in the 2026 Private Placement. We have funded our operations to date primarily with proceeds from the sale of our equity securities, including the 2026 Private Placement, and historically from borrowings of convertible debt.

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

We do not have any products that have gained regulatory approval. Our business is substantially dependent on our ability to obtain regulatory approval for our product candidates. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a particular indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for that indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate. Prior to seeking approval for any of our product candidates, we will need to confer with the FDA and other regulatory authorities regarding the design of our clinical trials and the type and amount of clinical data necessary to seek and gain approval for our product candidates.

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

The FDA or a comparable regulatory authority has in the past requested, and may in the future require, more information, including additional preclinical or clinical data to support approval, including data that would require us to perform additional clinical trials or modify our manufacturing processes, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we change our manufacturing processes, we may be required to conduct additional clinical trials or other studies, which also could delay or prevent approval of our product candidates. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer indications than we request (including failing to approve the most commercially promising indications), may limit indications, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing commitments, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are devoting substantially all our resources to the development of PIKTOR. Our existing clinical data for PIKTOR in combination with paclitaxel is derived from an open-label, uncontrolled Phase 1b trial in advanced solid tumors and our ongoing open-label, single-arm Phase 2 trial in advanced endometrial cancer, each with a limited number of evaluable patients. PIKTOR combines two investigational agents, serabelisib and sapanisertib. Under FDA guidance, we will generally need to show the contribution of each investigational agent to the effect of each PIKTOR regimen we study, where feasible in a randomized trial, and to support our selected dosage by comparing more than one dosage, preferably in a randomized trial. Neither has yet been established in a randomized trial of PIKTOR. Doing so could require us to conduct one or more additional randomized clinical trials, including before we can begin a registrational trial, which could increase the cost and length of our development program and delay our development timelines. If PIKTOR encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. Because substantially all of our resources are concentrated on a single product candidate, any failure or significant delay in PIKTOR’s development would have a disproportionate impact on our business, financial condition and prospects, and we do not have other clinical-stage programs that could offset such a setback.

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

While emerging clinical data from third parties has provided evidence supporting the multi-node inhibition concept for the PI3K/AKT/mTOR pathway, there is no guarantee that PIKTOR’s specific approach will produce comparable clinical results, and earlier approvals for third-party drugs in this class could limit our commercial opportunity.

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

In addition, if gedatolisib or another therapy, such as sacituzumab tirumotecan (“sac-TMT”), a TROP2-directed antibody-drug conjugate being developed by Merck for advanced endometrial cancer, is incorporated into the standard of care for any of our target indications, regulatory authorities may require that future clinical trials of PIKTOR, including any registrational trials, use that therapy as part of the comparator arm rather than the current standard of care. Such a change could require us to conduct larger, more expensive, and longer clinical trials than currently planned, raise the efficacy threshold that PIKTOR must demonstrate to achieve regulatory approval, and materially increase our development costs and delay our anticipated development timelines. Even if we are able to demonstrate superiority or non-inferiority to such a therapy, the cost, complexity, and duration of the required trials could substantially exceed our current projections, and we may need to raise additional capital to fund such trials. There can be no assurance that we would be able to obtain such additional capital on acceptable terms, or at all.

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

We expect to publish from time to time interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, response data that we report may be based on investigator assessment and may include responses that have not yet been confirmed by a subsequent assessment, and such data may differ from the results of independent review or from confirmed response rates. As a result, interim and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

In our public communications, including our corporate presentations, we present data comparing PIKTOR’s emerging clinical profile, including rates of hyperglycemia and stomatitis, pharmacokinetic and pharmacodynamic characteristics, and preclinical potency, to published data from clinical trials of approved single-node inhibitors and other multi-node inhibitors in development. These comparisons are derived from different clinical trials conducted at different times, with differences in trial design, patient populations, disease settings, dosing regimens, endpoints, sample sizes, follow-up periods, and adverse event grading criteria. No head-to-head clinical trials have been conducted comparing PIKTOR to any of the agents referenced in these comparisons, and cross-trial comparisons are inherently limited and may not accurately reflect the relative safety or efficacy of the agents being compared.

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion of their treatment; and
•
factors we may not be able to control, such as pandemics, that may limit the availability of patients, principal investigators, staff or clinical sites.

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

Our approach is based on multi-node inhibition of the PI3K/AKT/mTOR pathway. While Phase 3 data for, and the July 2026 FDA approval of, a competitor’s multi-node inhibitor have provided clinical evidence supporting this broader concept, our specific product candidate, PIKTOR, has not been evaluated in registrational clinical trials, which makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for third line use. When cancers are detected they are treated with first line of therapy with the intention of curing the cancer. This treatment generally consists of chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. If the patient’s cancer relapses, then the patient is given a second line or third line therapy, which can consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. Generally, the higher the line of therapy, the lower the chance of a cure. With third or higher line, the goal of the therapy is to control the growth of the tumor and extend the life of the patient, as a cure is unlikely to happen. Patients are generally referred to clinical trials in these situations.

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

Our clinical trials will include cancer patients who are very sick and whose health is deteriorating. It is possible that some of these patients may experience side effects during our clinical trials. For example, in a prior clinical trial of PIKTOR, it was reported that one patient had Grade 3 septic shock that was determined to be drug-related. In addition, PI3K and mTOR inhibitors as a class are associated with known adverse effects including hyperglycemia, stomatitis, diarrhea, rash and hepatotoxicity. These class-effect toxicities have been observed with approved drugs targeting this pathway, and certain of them have been observed in clinical trials of PIKTOR. If these or other adverse effects occur with unacceptable frequency or severity in our clinical trials, our ability to develop and commercialize PIKTOR could be materially impaired. Further, patients may die during our clinical trials for various reasons. The causes of death could include receiving our product candidates because the patient’s disease is too advanced or because the patient experiences medical problems that may not be related to our product candidate. Even if the patient deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidates. Patient deaths and severe side effects caused by our product candidates, or by products or product candidates of other companies that are thought to have similarities with our product candidates, could result in the delay, suspension, clinical hold or termination of our clinical trials by the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates would be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Any product candidate we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations, or CROs, or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Our ability to develop and ultimately commercialize current and future product candidates used in combination with other compounds will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with the commercialized product, if approved. Any failure to enter into successful commercial relationships, or inability to source or purchase other potential combination agents in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop current and future product candidates as potential combination therapies, which may materially harm our business, financial condition, results of operations, stock price and prospects. Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not encountered when developing single-agent product candidates. For example, the FDA generally expects sponsors to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. Additionally, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party under terms unfavorable to us to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce product candidates we may develop in the quantities needed for our clinical trials or, if any current or future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The need to synchronize the procurement of two APIs for our combination product candidate PIKTOR presents additional risk since any imbalance in availability and timing of one API would prevent the manufacture of finished drug product for clinical trials or commercial use. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of any current or future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

The facilities used by third-party manufacturers to manufacture current or future product candidates must be authorized by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We rely on third parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. For example, we rely on third parties to supply certain reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. Certain of our suppliers or their sub-suppliers are based in China, which exposes us to additional risks including trade restrictions, tariffs, export controls, geopolitical tensions, and potential disruptions to the supply chain that are beyond our control. We work with our CMOs to purchase these materials from our suppliers who may not always have long-term supply agreements in place, which could expose us to a variety of risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Any significant delay in the supply of raw materials for our drug candidates for a preclinical study or a clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which could impair our ability to generate revenues from their sale.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Currently, all of our product candidates are in development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. Whether the results from our clinical trials will suffice to obtain approval will be a review issue and the FDA may not grant approval. We expect that the FDA will require one or more randomized, controlled clinical trials to support any approval of PIKTOR. Additionally, even if FDA does grant approval for one or more of our product candidates, it may be for a narrower indication than we seek. Regulatory authorities, including the FDA, also may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop.

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

Fast Track designation for PIKTOR may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that PIKTOR will receive marketing approval.

In August 2026, the FDA granted Fast Track designation to PIKTOR in combination with paclitaxel for the treatment of patients with advanced or recurrent endometrial cancer whose tumors harbor a PI3K/AKT/mTOR pathway alteration and who have previously been treated with platinum-based chemotherapy and an immune checkpoint inhibitor. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, if a new drug is intended for the treatment of a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition, the drug sponsor may apply for Fast Track designation. Fast Track designation does not ensure a faster development process, review or approval, and it does not increase the likelihood that PIKTOR will receive marketing approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program, and the designation may not result in any practical benefit to us. Many product candidates that have received Fast Track designation have ultimately failed to obtain approval.

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

Our current and future business operations and activities may subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute our product candidates for which we obtain marketing approval. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•
HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect into 2033 unless additional Congressional action is taken.

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

Our operations are subject to anti-corruption laws, including the Bribery Act, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. We may in the future operate, or engage third parties that operate, in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. The operations of the third parties that conduct research, development and manufacturing activities on our behalf, and to a limited extent our own operations, involve the use of hazardous and flammable materials, including chemicals, and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we would have to pursue collaborative arrangements regarding the sales and marketing of our products. However, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us, or if we are able to do so, that they would be effective and successful in commercializing our products. Our product revenues and our profitability, if any, would likely be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. In addition, we would have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively.

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

We anticipate that we will compete with alpelisib, inavolisib, capivasertib, everolimus, temsirolimus and gedatolisib, all of which are approved drugs that target the PI3K/AKT/mTOR pathway. In addition, we are aware of several additional product candidates in clinical development that could potentially pose a direct competitive threat to PIKTOR, particularly for the treatment of advanced HR+/HER2- breast cancer. These product candidates include tersolisib, an oral mutant-specific PI3Kα inhibitor from Eli Lilly currently in Phase 3 trials for HR+/HER2- breast cancer; zovegalisib, an oral mutant-selective PI3Kα inhibitor from Relay Therapeutics currently in Phase 3 trials for advanced HR+/HER2- breast cancer; afuresertib, an oral pan AKT inhibitor from Laekna Therapeutics currently in Phase 3 trials for advanced HR+/HER2- breast cancer; paxalisib, an oral brain penetrant PI3K/mTOR inhibitor from Kazia Therapeutics in development for glioblastoma; and SNV4818, an oral pan-mutant-selective PI3Kα inhibitor acquired by Novartis from Synnovation Therapeutics in March 2026, currently in Phase 1/2 trials for HR+/HER2- breast cancer and other solid tumors. In addition, in July 2026, the FDA approved Celcuity’s gedatolisib, and in May 2026, Celcuity announced positive topline results from the PIK3CA mutant cohort of its Phase 3 VIKTORIA-1 trial, with both the gedatolisib triplet (gedatolisib plus fulvestrant plus palbociclib) and the gedatolisib doublet (gedatolisib plus fulvestrant) demonstrating statistically significant and clinically meaningful improvements in progression-free survival. Celcuity has submitted a supplemental New Drug Application to the FDA for the PIK3CA mutant indication. Gedatolisib may establish a meaningful market position before PIKTOR completes clinical development. The two cohorts together cover a substantial portion of the HR+/HER2- advanced breast cancer patient population, which could narrow the addressable population for PIKTOR if gedatolisib achieves favorable approval and reimbursement. Our competitive thesis is that multi-node inhibition is a superior mechanism to provide deeper, more tolerable suppression of the PI3K/AKT/mTOR pathway than is currently available in approved therapeutics. If our thesis is incorrect, or if new modalities are developed that better suppress the PI3K/AKT/mTOR pathway, our business would be materially and adversely impacted.

Several of these competing product candidates are in Phase 3 registrational trials with potential approval timelines that are ahead of our development timeline for PIKTOR. In particular, Celcuity has now reported positive topline Phase 3 results from both the PIK3CA wild-type cohort and the PIK3CA mutant cohort of its VIKTORIA-1 trial, had its New Drug Application for gedatolisib in HR+/HER2-, PIK3CA wild-type metastatic breast cancer approved by the FDA in July 2026, and has submitted a supplemental New Drug Application for the PIK3CA mutant indication. If one or more competitors obtains regulatory approval and establishes a market position before we are able to enter the market, it could significantly diminish the commercial opportunity for PIKTOR, particularly if the approved product addresses the same patient population or demonstrates a superior safety or efficacy profile. Additionally, mutant-selective PI3Ka inhibitors being developed by Eli Lilly (tersolisib) and Relay Therapeutics (zovegalisib) are also in Phase 3 development and, if approved, could reduce the addressable market for PIKTOR by providing an alternative targeted approach for patients with PI3K-mutant tumors. Large pharmaceutical companies are making significant investments in the PI3K/AKT/mTOR space. For example, in March 2026, Novartis announced the acquisition of Synnovation Therapeutics’ pan-mutant-selective PI3Kα inhibitor program, including SNV4818, which is currently in Phase 1/2 clinical development for HR+/HER2- breast cancer. This and similar acquisitions could result in additional well-resourced competitors with established commercial infrastructure entering the market ahead of or concurrent with PIKTOR, which could significantly diminish our commercial opportunity.

In advanced endometrial cancer, PIKTOR, if approved, would compete with therapies already approved in the previously treated setting, including pembrolizumab in combination with lenvatinib and, for patients with HER2-positive tumors, trastuzumab deruxtecan. In addition, Merck has reported positive Phase 3 results for sac-TMT compared with chemotherapy in patients previously treated with platinum-based chemotherapy and anti-PD-1 or anti-PD-L1 immunotherapy, the setting in which we are evaluating PIKTOR in combination with paclitaxel, and is seeking FDA approval of sac-TMT in that setting. Several other antibody-drug conjugates are also in Phase 3 trials in this setting. If sac-TMT or another of these therapies is approved, it could become a new standard of care, which could reduce the addressable market for PIKTOR, raise the efficacy threshold that PIKTOR must meet and make it more difficult to enroll patients in our clinical trials.

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

The total market opportunities that we believe exist are based on a variety of assumptions and estimates, including the size of the addressable patient population in applicable jurisdictions, the penetration of other drugs in these markets, the number of patients we will test in clinical trials and the price we will be able to charge for our products. In addition, we have relied on third-party publications, research, surveys and studies for information related to determining market opportunities, including without limitation, information on the number of cancer patients and those receiving various forms of treatment, the cost of drug therapy, the amount of revenue generated from various types of drug therapy, the objective response rates of drug therapies, the number of deaths caused by cancer and the expected growth in cancer drug therapy and diagnostic markets. Our internal research and estimates on market opportunities have not been independently verified, and any or all of our assumptions and/or estimates may prove to be incorrect for several reasons, such as inaccurate reports or information that we have relied on, potential patients or providers not being amenable to using our products or such patients becoming difficult to identify and access, limited reimbursement for our products, pricing pressure due to availability of alternative drugs or an inability to obtain the necessary regulatory approvals for new indications. If any or all of our assumptions and estimates prove inaccurate, we may not attain our business, operational and financial goals.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Since 2025, the FDA has experienced significant reductions in staff and turnover in its senior leadership, and it has reported that it did not meet certain of its review and meeting performance goals. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

The patent position of biopharmaceutical companies is generally uncertain and involves complex legal and factual questions and has been and will continue to be the subject of litigation and new legislation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, many countries restrict the patentability of methods of treatment of the human body. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. The pending patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries for many reasons. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application.

Moreover, we have in the past been, and may in the future be, subject to a third-party pre-issuance submission of prior art to the USPTO. We may also become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Many patents may cover a marketed product, including the composition of the product, methods of use, formulations, polymorphs, synthetic routes, intermediates and manufacturing processes. The identification of all patents and their expiration dates relevant to the production and sale of a product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. We may not identify all relevant patents, or incorrectly determine their expiration dates, which may negatively impact our ability to develop and market our products.

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
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and our collaborators; and
•
the priority of invention of patented technology.

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

We currently maintain clinical trial liability insurance in amounts we believe are customary for a company at our stage of development, but this coverage may not be adequate to cover all liabilities that we may incur. We will need to obtain product liability insurance if we commence commercialization of our product candidates, and we may need to increase our insurance coverage at that time. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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
•
concerns regarding the safety of our product candidates;
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

Securities litigation and stockholder activism, including proxy contests, could result in substantial costs and divert management’s and the Board of Directors’ attention and resources from our business. The potential of a proxy contest or other stockholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Finally, certain of our directors and officers, as well as certain of the directors, officers and stockholders of Legacy Faeth, each as of immediately prior to the Acquisition, entered into lock-up agreements in connection with the execution of the Agreement and Plan of Merger, or the Merger Agreement, dated as of February 17, 2026, by and among the Company, Sapphire First Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Sapphire Second Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, Faeth Subsidiary and Faeth HoldCo. The lock-up period expired in August 2026, and these shares are now eligible for sale in the public market. Pursuant to the Merger Agreement and the registration rights agreement that we entered into pursuant to the 2026 Private Placement, we filed a resale registration statement with the SEC to register the resale of shares of our common stock underlying the Series B Preferred Stock and warrant to purchase shares of Series B Preferred Stock, and the shares subject to the registration statement no longer constitute restricted securities and may be sold freely in the public markets, subject to any beneficial ownership limitations set by the holder of Series B Preferred Stock. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In addition, we may sell shares of our common stock having an aggregate offering price of up to $150.0 million under our at-the-market sales agreement with TD Securities (USA) LLC, and any such sales, or the perception that such sales may occur, could cause the market price of our common stock to decline.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2025, we had NOL carryforwards for federal and state income tax purposes of approximately $170.5 million and $98.9 million, respectively, a portion of which began to expire in 2025. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $137.2 million have an indefinite life. The remaining federal net operating losses are subject to a 20-year carryforward period.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Securities Exchange Act of 1934, or the Exchange Act, or any claim for which the U.S. federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

The failure to successfully integrate the businesses of the Company and Legacy Faeth in the expected timeframe could adversely affect our results of operations, financial condition, and future results.

Our ability to successfully integrate the operations of the Company and Legacy Faeth will depend, in part, on our ability to realize the anticipated benefits from the Acquisition. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of the Company’s and Faeth’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. There can be no assurance that we will effectively manage the increased complexity of our business without experiencing operating inefficiencies or control deficiencies. Delays encountered in the integration process could have a material adverse effect on our expenses, operating results and financial condition, including the value of shares of our common stock.

We expect to incur substantial expenses related to the integration of Faeth.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Acquisition and the integration of Faeth. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, billing, payroll, and benefits. Both the Company and Faeth have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement, and the related ancillary agreements. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses have resulted, and may continue to result, in significant charges against earnings, and the amount and timing of any further charges are uncertain at present.

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

In addition, our preclinical studies and clinical trials may be affected by health epidemics. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward an epidemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure or experience additional restrictions by their institutions, city or state, our clinical trial operations could be adversely impacted.

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

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or, collectively, process, proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets and clinical trial data, or, collectively, sensitive information.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) (collectively, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and India’s Information Technology Act and supplementary rules, impose strict requirements for processing personal data. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European Economic Area (“EEA”) residents. Among other things, the EU GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data over prior EU law and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The EU GDPR also provides for substantial fines for breaches and violations (up to the greater of €20 million or 4% of annual global revenue). The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

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

Our operations, and those of our vendors and suppliers, could be subject to power shortages, telecommunications failures, water shortages, civil unrest, labor disputes, violence, earthquakes, floods, hurricanes, typhoons, fires, extreme weather conditions, infectious disease, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on third-party suppliers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On August 24, 2026, Saira Ramasastry, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale of up to 12,000 shares of our common stock, including up to 12,000 shares issuable upon the exercise of stock options, and will terminate on the earlier of April 16, 2027 and the date on which all transactions under the arrangement are completed.

Other than as described above, during the fiscal quarter ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on June 10, 2026).

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on June 15, 2026).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39980), filed with the SEC on December 9, 2022).
3.6

Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 2023, File No. 005-92222)

3.7

Certificate of Elimination of the Series A Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-39980), filed with the SEC on March 28, 2025).

3.8

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

Faeth Therapeutics, Inc.

Date:	November 3, 2026	By:	/s/ Anand Parikh
Anand Parikh
Principal Executive Officer

Date:	November 3, 2026	By:	/s/ Brian Stephenson
Brian Stephenson
Principal Financial Officer

Date:	November 3, 2026	By:	/s/ Josiah Craver
Josiah Craver
Senior Vice President of Finance
Principal Accounting Officer